Form 10-Q
period 2000-09-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2000-11-14
CIK 1099373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY - PERIOD ENDED September 30, 2000 OR

            --- TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO __________

                        Commission file number 333-40076

                       Knowles Electronics Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                               36-2270096
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

              1151 Maplewood Drive
                 Itasca, Illinois                            60143
     (Address of principal executive offices)             (Zip Code)

               Registrant's telephone number, including area code:
                                 (630) 250-5100


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

     Consolidated Statements of Operations for the three and nine months
     ended September 30, 2000 and 1999 .................................      1

     Consolidated  Balance  Sheets as of September 30, 2000 and 1999 ...      2

     Consolidated Statements of Cash Flows for the three and nine months
     ended September 30, 2000 and 1999 .................................      3

     Notes to the Consolidated Financial Statements ....................      4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................     13

Item 3. Qualitative and Quantitative Disclosures about Market Risk .....     21

PART II - OTHER INFORMATION

     None

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                    2000           1999           2000           1999
                                                 ---------      ---------      ---------      ---------
                                                      (IN THOUSANDS)                (IN THOUSANDS)
Net sales                                        $  56,375      $  54,359      $ 176,948      $ 168,471
Cost of sales                                       32,653         33,764        101,773        103,026
                                                 ---------      ---------      ---------      ---------
Gross margin                                        23,722         20,595         75,175         65,445

Selling expenses                                     3,146          2,865          9,153          8,843
General and administrative expenses                  6,133          5,702         18,938         17,350
Research and development expenses                    2,360          2,470          7,163          7,600
Recapitalization expenses                               --             --             --         10,674
Restructuring expenses                                (296)            --         19,798             --
                                                 ---------      ---------      ---------      ---------
Operating Income                                    12,379          9,558         20,123         20,978

Other income (expense):
  Interest income                                      171            143            717            639
  Interest expense                                 (10,662)       (12,837)       (32,283)       (12,866)
  Miscellaneous, net                                    --           (233)            --           (314)
                                                 ---------      ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes                                1,888         (3,369)       (11,443)         8,437


Income taxes                                        (3,226)        (1,685)        (5,378)           304
                                                 ---------      ---------      ---------      ---------
Income (loss) from continuing operations            (1,338)        (5,054)       (16,821)         8,741

Income from discontinued operations less
  applicable income taxes of $39 for nine
  months ended September, 1999                          --             --             --          2,556
                                                 ---------      ---------      ---------      ---------
Net income (loss)                                $  (1,338)     $  (5,054)     $ (16,821)     $  11,297
                                                 =========      =========      =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30    DECEMBER 31
                                                                          2000           1999
                                                                      ------------    -----------
                                                                             (IN THOUSANDS)
ASSETS
Current Assets:
      Cash and cash equivalents                                        $   25,473      $  22,332
      Accounts receivable                                                  42,344         43,412
      Inventories                                                          42,603         45,906
      Prepaid expenses and other                                            3,386          3,414
                                                                      ------------    -----------
Total current assets                                                      113,806        115,064
Property, plant and equipment, at cost:
Land                                                                        6,950          6,975
Building and improvements                                                  26,793         27,840
Machinery and equipment                                                    65,150         73,298
Furniture and fixtures                                                     22,668         22,082
Construction in progress                                                    8,199          3,393
                                                                      ------------    -----------
      Subtotal                                                            129,760        133,588
Accumulated depreciation                                                  (74,962)       (74,943)
                                                                      ------------    -----------
      Net                                                                  54,798         58,645
Patents, trademarks and licenses, net                                       2,213            244
Other assets, net                                                           2,829          1,756
Deferred finance costs, net                                                 9,928         10,797
                                                                      ------------    -----------
Total assets                                                           $  183,574      $ 186,506
                                                                      ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                 $    5,761      $   8,237
      Accrued compensation and employee benefits                            8,827          7,708
      Accrued interest payable                                             13,384          8,370
      Accrued warranty and rebates                                          9,393          8,192
      Accrued restructuring costs                                          13,978             --
      Accrued recapitalization costs                                        1,031          2,886
      Other liabilities                                                     6,795          3,694
      Income taxes                                                          3,256          1,541
      Deferred income taxes                                                 2,399          3,099
      Current portion of notes payable                                      8,750          3,250
                                                                      ------------    -----------
Total current liabilities                                                  73,574         46,977

Accrued pension liability                                                  11,363          9,231
Other noncurrent liabilities                                                1,196          2,024
Notes payable                                                             341,604        346,884
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $9,250 December, 1999;
  $23,588 September, 2000                                                 208,588        194,250
Stockholders' equity (deficit):
      Common stock, Class A, $0.001 par value, 1,052,632 shares
         authorized, outstanding: 981,667 September, 2000;
         971,667 December, 1999                                                --             --
      Common stock, Class B, $0.001 par value, 52,632 shares
         authorized, none ever issued                                          --             --
      Capital in excess of par value                                       17,213         15,223
      Retained earnings (accumulated deficit)                            (464,025)      (424,550)
      Accumulated other comprehensive income -
        translation adjustment                                             (5,939)        (3,533)
                                                                      ------------    -----------
Total stockholders' equity (deficit)                                     (452,751)      (412,860)
                                                                      ------------    -----------
Total liabilities and stockholders' equity (deficit)                   $  183,574      $ 186,506
                                                                      ============    ===========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDING           NINE MONTHS ENDING
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                               2000           1999           2000           1999
                                                            ---------      ---------      ---------      ---------
                                                                 (IN THOUSANDS)                (IN THOUSANDS)

OPERATING ACTIVITIES
Income (loss) from continuing operations                    $(  1,339)     $(  5,050)     $( 16,821)     $   8,741
Adjustments to reconcile income (loss) from
      continuing operations to net cash provided
      by operating activities:
          Depreciation and amortization                         2,806          3,234          9,031          9,460
          Restructuring costs                                    (296)            --         19,798             --
          Amortization of deferred financing fees
              and debt discount                                   690          4,043          1,981          4,043
          Inventory obsolescence provision                         55             --            471          2,956
          Write off of fixed assets                             1,310             --          1,310             --
          Change in assets and liabilities:
              Accounts receivable                                 (68)         3,288          1,068          1,065
              Inventories                                       2,665           (824)         2,832         (2,902)
              Other current assets                              1,490         (5,678)        (1,014)        (5,561)
              Deferred income taxes                                --          2,205           (700)            --
              Accounts payable                                 (2,644)          (679)        (2,476)        (1,042)
              Accrued restructuring costs                      (4,002)            --         (5,820)            --
              Accrued interest payable                          5,125          3,337          5,014          3,337
              Other current liabilities                         2,564         (8,022)         4,256           (688)
              Other noncurrent liabilities                     (1,466)         1,686            304         (5,982)
              Income taxes payable                                530           (457)         1,715         (2,143)
Net cash provided by discontinued operating activities             --             --             --         30,048
                                                            ---------      ---------      ---------      ---------
Net cash provided by operating activities                       7,420         (2,917)        20,949         41,332

INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net               (3,170)        (2,387)       (10,618)       (10,135)
Proceeds from sales of equipment                                  513             --            513             --
                                                            ---------      ---------      ---------      ---------
Net cash used in investing activities                          (2,657)        (2,387)       (10,105)       (10,135)

FINANCING ACTIVITIES
Dividends paid                                                     --             --             --        (24,811)
Issuance of preferred stock and common stock                       --             --            700        190,594
Costs associated with equity transaction                           --            586             --        (11,042)
Debt proceeds (payments)                                           --             --             --        350,000
Purchase of treasury stock                                         --             --             --       (508,315)
Price adjustment on previously purchased treasury stock            --             --         (8,316)            --
Payment of accrued deferred finance fees                           --         (1,076)            --        (10,246)
Costs associated with debt                                         --             --           (892)            --
Repurchase common stock                                           (50)            --           (400)            --
                                                            ---------      ---------      ---------      ---------
Net cash used in financing activities                             (50)          (490)        (8,908)       (13,820)
Effect of exchange rate changes on cash                         1,313            154          1,205           (226)
                                                            ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents                       6,026         (5,640)         3,141         17,151
Cash and cash equivalents at beginning of period               19,447         28,385         22,332          5,594
                                                            ---------      ---------      ---------      ---------
Cash and cash equivalents at end of period                  $  25,473      $  22,745      $  25,473      $  22,745
                                                            =========      =========      =========      =========

                       Knowles Electronics Holdings, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)

                           September 30, 2000 and 1999
                                   (unaudited)

1. BASIS OF RECAPITALIZATION AND PRESENTATION

On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C., (the Investor) and the preexisting common stockholders' of the Company. The recapitalization transaction (the Recapitalization) closed on June 30, 1999.

On June 29, 1999 the Company distributed the equipment financing business and certain real estate of the Company to certain preexisting stockholders in exchange for 10% of the common stock. On June 30, 1999 the Company used the proceeds from the sale of the preferred and common stock in addition to funds obtained from a senior credit facility and bridge notes to finance the purchase of 90% of the remaining 90% of the preexisting stockholders' common shares.

The Recapitalization has been treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company's stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company's assets and liabilities.

The amount payable to our preexisting stockholders for the repurchase of their common stock in the Recapitalization was subject to a post-closing adjustment. As a result, the Company paid the preexisting stockholders approximately $8.3 million, plus $0.7 million in interest. The price adjustment was recorded as a reduction to stockholders' equity.

During the nine months ended September 30, 2000 and 1999, total comprehensive income (loss) amounted to ($19,227) and $9,951, respectively. For the three months ended September 30, 2000 and 1999, total comprehensive (loss) amounted to ($2,525) and ($4,442), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals and an accrual for Restructuring expenses described in Note 5, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended September 30, 2000 do not necessarily indicate the results that may be expected for the full year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and notes thereto on the Company's Form S-4 Registration Statement dated September 1, 2000.


2. INVENTORY

Inventories are as follows:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
                                                      -------        -------
     Raw materials                                    $30,872        $29,013
     Work in process                                   11,000         15,829
     Finished goods                                    12,788         15,537
                                                      -------        -------
                                                       54,660         60,379
     Less allowances for:
           Adjustment to LIFO                           1,277          2,362
           Obsolescence and net realizable value       10,780         12,111
                                                      -------        -------
                                                      $42,603        $45,906
                                                      =======        =======

Approximately 41% and 52% of inventory is valued on the LIFO method at September 30, 2000 and December 31, 1999 respectively.


3. NOTES PAYABLE

As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, December 23, 1999 and April 10, 2000, with certain lenders ("Senior Credit Agreement"). The credit agreement consists of $250,000, which provides for revolving loans of $50,000 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 2.50% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 1.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 3.00% or (2) Alternate Base Rate plus an initial margin on 2.00%. The amendment to the Senior Credit Agreement dated April 10, 2000, increased the interest rate spread for each of the Term A Facility, Revolving Credit Facility and Term B

Facility by 0.25%. At September 30, 2000, the weighted average interest rate was 9.5% for the Term A Facility and 9.875% for the Term B Facility.






The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2000             1999
                                                    ---------        ---------

 Term A facility                                    $  50,000        $  50,000
 Term B facility                                      150,000          150,000
 Senior Subordinated Notes                            153,200          153,200
        Discount on Senior Subordinated Notes          (2,846)          (3,066)
                                                    ---------        ---------
                                                      350,354          350,134

 Less: Current portion                                  8,750            3,250
                                                    ---------        ---------
 Total Long-term notes payable                      $ 341,604        $ 346,884
                                                    =========        =========


The Notes were issued in a private placement on October 1, 1999 and are due October 15, 2009 with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission on October 20, 2000. The Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness which is expressly not senior to the Notes.

The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated April 10, 2000 ('the Amendment") whereby the Company is in compliance with all its debt covenants through the date of the Amendment. As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of September 30, 2000 and December 31, 1999, and summarized income statement information for the three and nine months ended September 30, 2000 and 1999. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. Therefore, the September 30, 2000 presentation of summarized income statement information reflects the current structure which is not comparable to the September 30, 1999 presentation as some of the amounts included in the Parent Company column in 1999 are now included in the Guarantors column in 2000. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

Summarized information as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                    SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
ASSETS
     Continuing operations:
         Current assets                  $  20,565     $  63,726     $  91,170     $  (61,655)      $ 113,806
         Investments in and advances
             to subsidiaries                96,317       (31,371)        6,815        (71,761)             --
         Noncurrent assets                   9,928        26,963        34,704         (1,827)         69,768
                                         ----------------------------------------------------------------------
                                         $ 126,810     $  59,318     $ 132,689     $ (135,243)      $ 183,574
                                         ======================================================================

LIABILITIES AND EQUITY
     Current liabilities                 $  22,618     $  52,451     $  59,594      $( 61,089)      $  73,574
     Noncurrent liabilities                550,192         9,965         2,924           (330)        562,751
     Investments by and advances
         from parent                        47,479       (29,292)       55,692        (73,879)             --
     Stockholders' equity (deficit)       (493,479)       26,194        14,479             55        (452,751)
                                         ----------------------------------------------------------------------
                                         $ 126,810     $  59,318     $ 132,689      $(135,243)      $ 183,574
                                         ======================================================================

                                                                      DECEMBER 31, 1999
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
ASSETS
     Continuing operations:
         Current assets                  $   6,224     $  68,373     $  89,773     $  (49,306)      $ 115,064
         Investments in and advances
             to subsidiaries                96,318       (38,802)           --        (57,516)             --
         Noncurrent assets                  10,798        28,908        32,203           (467)         71,442
                                         ----------------------------------------------------------------------
                                         $ 113,340     $  58,479     $ 121,976     $ (107,289)      $ 186,506
                                         ======================================================================

LIABILITIES AND EQUITY
     Current liabilities                 $  14,326     $  42,018     $  37,624     $  (46,991)      $  46,977
     Noncurrent liabilities                541,135         7,252         4,182           (180)        552,389
     Investments by and advances
         from parent                         2,552         1,698        21,137        (25,387)             --
     Stockholders' equity (deficit)       (444,673)        7,511        59,033        (34,731)       (412,860)
                                         ----------------------------------------------------------------------
                                         $ 113,340     $  58,479     $ 121,976     $ (107,289)      $ 186,506
                                         ======================================================================

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
Net sales                                $       -     $   46,088   $   51,643     $   (41,356)     $   56,375
Cost and expenses                                -        (38,873)     (51,760)         43,411         (47,222)
Net interest (expense) income              (10,391)           225         (282)            (43)        (10,491)
                                         ----------------------------------------------------------------------
Net income (loss)                        $ (10,391)    $    7,440   $     (399)    $     2,012      $   (1,338)
                                         ======================================================================

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
Net sales                                $  31,797     $    8,256     $  39,992     $  (25,686)     $   54,359
Cost and expenses                          (31,779)        (7,890)      (37,466)        30,416         (46,719)
Net interest (expense) income               (8,634)           244          (241)        (4,063)        (12,694)
                                         ----------------------------------------------------------------------
Net income (loss)
                                         $  (8,616)    $      610     $   2,285     $      667      $   (5,054)
                                         ======================================================================



                                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
Net sales                                $       -     $  133,590    $  148,923    $  (105,565)     $  176,948
Cost and expenses                             (102)      (118,357)     (150,059)       106,315        (162,203)
Net interest (expense) income              (31,850)         1,173          (764)          (125)        (31,566)
                                         ----------------------------------------------------------------------
Net income (loss)                        $ (31,952)    $   16,406    $   (1,900)   $       625      $  (16,821)
                                         ======================================================================

                                                           NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         ----------------------------------------------------------------------
                                          PARENT                        NON-
                                          COMPANY      GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                         ----------------------------------------------------------------------
Net sales                                $  102,039    $   25,280    $  125,569    $   (84,417)    $   168,471
Cost and expenses                           (94,017)      (24,607)     (116,950)        88,071        (147,503)
Net interest (expense) income                (7,586)          111          (659)        (4,093)        (12,227)
                                         ----------------------------------------------------------------------
Income (loss) from continuing
     operations                                 436           784         7,960           (439)          8,741
Income from discontinued
     operations                               2,556             -             -              -           2,556
                                         ----------------------------------------------------------------------
Net income (loss)                        $    2,992    $      784    $    7,960    $      (439)    $    11,297
                                         ======================================================================

4. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company's continuing business consists of three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company's products.

The hearing aid components operating segment utilizes the Company's acoustic technologies to design, manufacture, and market transducers and other components for hearing aids. The acoustic and infrared technology operating segment utilizes the Company's acoustic and infrared technologies to design, manufacture, and market products for high growth markets, including voice recognition, computer telephony integration and video conferencing. The automotive component operating segment designs, manufactures, and markets diesel engine solenoids, electronic governors, and position sensors primarily for use in automobiles and trucks.


The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                              ACOUSTIC AND
                                               HEARING AID      INFRARED      AUTOMOTIVE
                                               COMPONENTS      TECHNOLOGY     COMPONENTS      TOTAL
                                               ----------      ----------     ----------      -----
THREE MONTHS ENDING SEPTEMBER 30, 2000
Revenues from external customers                $  34,096        $  8,389       $ 13,890    $  56,375
Operating income (loss)                            12,953            (191)           288       13,050
Operating income (loss) excluding
              restructuring expenses               12,775            (195)           174       12,754

THREE MONTHS ENDING SEPTEMBER 30, 1999
Revenues from external customers                $  32,056        $  7,738       $ 14,565    $  54,359
Operating income (loss)                             9,406           1,137           (467)      10,076


NINE MONTHS ENDING SEPTEMBER 30, 2000
Revenues from external customers                $ 105,976        $ 24,034       $ 46,938    $ 176,948
Operating income (loss)                            29,181             729         (3,250)      26,660
Operating income excluding
              restructuring expenses               38,990             844          3,187       43,021

NINE MONTHS ENDING SEPTEMBER 30, 1999
Revenues from external customers                $  98,901        $ 22,424       $ 47,146    $ 168,471
Operating income                                   31,624           1,713            381       33,718

The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of September 30, 2000 and December 31, 1999 were $108,215 and $116,177, respectively. The Company uses the specific identification of costs and expenses. However, due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are also made based on their respective revenues. The total assets of the automotive components business unit were $44,866 and $47,009 at September 30, 2000 and December 31, 1999, respectively.


The following is a reconciliation of segment operating income to the Company's consolidated totals:


                                                    THREE MONTHS ENDING        NINE MONTHS ENDING
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     2000         1999         2000         1999
                                                   ---------    ---------    ---------    ---------
PROFIT OR LOSS
Total operating income for reportable segments     $  13,050    $  10,076    $  26,660    $  33,718
Unallocated amount - corporate overhead                 (671)        (518)      (6,537)      (2,066)
Recapitalization expenses                                  -            -            -      (10,674)
                                                   ----------------------    ----------------------
Total consolidated operating income                   12,379        9,558       20,123       20,978
Other expense                                        (10,491)     (12,927)     (31,566)     (12,541)
                                                   ----------------------    ----------------------
Income (loss) from continuing operations
      before income taxes                          $   1,888    $  (3,369)   $ (11,443)   $   8,437
                                                   ======================    ======================

GEOGRAPHIC INFORMATION
Revenues (based on billing location of product
   shipment)
      United States                                $  31,508    $  31,972    $  99,390    $  99,700
      Germany                                          5,122        6,819       18,757       22,994
      Other geographic areas                          19,745       15,568       58,801       45,777
                                                   ----------------------    ----------------------
                                                   $  56,375    $  54,359    $ 176,948    $ 168,471
                                                   ======================    ======================


5. RESTRUCTURING EXPENSES

The Company announced a major restructuring in March 2000, resulting in a first quarter charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. Through September 30, 2000, 514 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring and $5.7 million has been spent on severance and outplacement costs of the $20.1 million that was accrued.

At the five facilities where production is being eliminated, the number of positions being eliminated at each facility and the final production dates at each facility are as follows: (1) Burgess Hill, United Kingdom; 148 positions; June 2000, (2) Itasca, Illinois; 248 positions; September 2000, (3) Taipei, Taiwan; 216 positions; March 2001, (4) Rolling Meadows, Illinois; 26 positions; March 2001, (5) Hohenkirchen, Germany; 270 positions; September 2001. Through September 2001, these actions will reduce our global workforce by about 20%.


6. RECENTLY ISSUED ACCOUNTING GUIDANCE

In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company does not expect the impact of this new pronouncement to be material. The effect of any change will be reflected by a cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CONSOLIDATED RESULTS OF OPERATIONS

The table below shows the principal line items from our consolidated income statements, as a percentage of our net sales, for each of the periods discussed below.

         CONSOLIDATED INCOME STATEMENT LINE ITEMS - PERCENT OF NET SALES

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                               1999            2000            1999            2000
                                              ------          ------          ------          ------
Net sales                                     100.0%          100.0%          100.0%          100.0%
   Cost of sales                               62.1%           57.9%           61.2%           57.5%
   Selling and administrative expense          15.8%           16.5%           15.5%           15.9%
   Recapitalization expense                       -               -             6.3%              -
   Restructuring expense                          -            -0.5%              -            11.2%
   Research and development                     4.5%            4.2%            4.5%            4.0%
                                              -----           -----           -----           -----
Operating income                               17.6%           22.0%           12.5%           11.4%
EBITDA                                         23.5%           26.9%           18.1%           16.5%


Operating income and EBITDA, as a percentage of net sales, as reported, were 22.0% and 26.9%, respectively, for the three months ending September 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding the restructuring charges announced in March 2000, were 21.5% and 26.4%, respectively, for the three months ending September 30, 2000. Operating income and EBITDA, as a percentage of net sales, as reported, were 11.4% and 16.5%, respectively, for the nine months ended September 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding expenses relating to our restructuring announced in March 2000, were 22.6% and 27.7%, respectively, for the nine months ended September 30, 2000.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth net sales by segment, and segment net sales as a percent of total net sales.

                                       NET SALES        PERCENT OF TOTAL SALES
                                 --------------------   ----------------------
                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                 --------------------   ----------------------
     Segment                       1999        2000        1999        2000
     -------                     --------    --------    --------    --------
                                       (in millions, except percentages)
KE                               $   32.1    $   34.1       59.0%       60.5%
Emkay                                 7.7         8.4       14.2%       14.9%
Automotive Components                14.6        13.9       26.8%       24.6%
                                 --------    --------      -----       -----
                    Total        $   54.4    $   56.4      100.0%      100.0%
                                 ========    ========      =====       =====


Overall, net sales increased 4% in the third quarter of 2000 compared to the third quarter of 1999. KE's net sales increased 6% in the third quarter of this year as compared to the same period last year. The third quarter's growth was much weaker than the first and second quarters, as a result of normal seasonal variations and not a change in overall market trends. Within KE, sales of Deltek non-transducer products increased at a higher rate than the division, but on a much smaller sales base. Transducer unit volume increased about 10% in the third quarter of this year, but reduced pricing offset approximately half the unit volume increase. Emkay's net sales increased 8% in the third quarter of 2000 as compared to the same period last year. Component product sales accounted for the entire Emkay increase. Infrared product sales increased, notwithstanding the unfavorable U.S. dollar to German Deutschemark exchange rate changes year-over-year, and finished goods product sales declined an offsetting amount compared with the same period last year. Automotive Components' net sales declined by 5% in the third quarter of 2000 as compared to the third quarter of 1999. SSPI diesel solenoid net sales increased 10% in the quarter. Ruf net sales decreased 21% in the quarter, primarily due to unfavorable U.S. dollar to German Deutschemark exchange rate changes. However, Ruf's net sales declined 4% on a constant currency basis, due to lower sales of a specific diesel throttle position sensor to Ruf's largest customer.

The following table sets forth cost of sales by segment, and segment cost of sales as a percentage of segment net sales.


                                     COST OF SALES      PERCENT OF SEGMENT SALES
                                 --------------------   ------------------------
                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------   ------------------------
     Segment                       1999        2000         1999        2000
     -------                     --------    --------     --------    --------
                                       (in millions, except percentages)
KE                               $   18.5    $   16.9        57.6%       49.6%
Emkay                                 4.5         5.5        58.4%       65.5%
Automotive Components                10.8        10.3        74.0%       74.1%
                                 --------    --------
                   Total         $   33.8    $   32.7        62.1%       57.9%
                                 ========    ========


Consolidated cost of sales decreased by 4.2 percentage points as a percent of sales in the third quarter of 2000 as compared to the same period in the prior year. KE's cost of sales declined by 8.0 percentage points, partly due to higher sales volume, but primarily due to savings associated with product transfers initiated the past eighteen months and a change in allocations between KE and Emkay, which together more than offset the write off of certain assets related to production that has been outsourced.

Emkay's cost of sales increased 7.1 percentage points, primarily due to a change in year to date allocations between KE and Emkay impacting the third quarter of this year. Automotive Components' cost of sales increased by 0.1 percentage points, with the improvement at SSPI effectively offsetting lower margins at Ruf.

General and administrative expenses were higher in the third quarter of 2000 compared to the same period the prior year, primarily due to no bonus accrual being provided in the third quarter of last year. Selling expenses were higher the third quarter of 2000 due to higher headcount in the Emkay division compared to the third quarter last year. Research and development expenses were slightly lower the third quarter of 2000 compared to the third quarter of 1999.

The following table sets forth operating income by segment, and operating income as a percentage of net sales, for the third quarter of 2000 compared to the same period of 1999.


                                                OPERATING INCOME         PERCENT OF SALES
                                              --------------------     --------------------
                                               THREE MONTHS ENDED       THREE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                              --------------------     --------------------
     Segment                                    1999        2000         1999        2000
     -------                                  --------    --------     --------    --------
                                                    (in millions, except percentages)
KE                                            $    9.4    $   13.0        29.3%       38.1%
Emkay                                              1.2        (0.2)       15.6%       -2.4%
Automotive Components                             (0.5)        0.3        -3.4%        2.2%
Unallocated amount - corporate overhead           (0.5)       (0.7)
                                              --------------------
   Total                                      $    9.6    $   12.4        17.6%       22.0%
                                              ====================     ====================


The following table sets forth operating income by segment, and operating income as a percentage of net sales, excluding restructuring expenses, for the three months ended September 30, 1999 and September 30, 2000.


                                                        OPERATING INCOME         PERCENT OF SALES
                                                      --------------------     --------------------
                                                       THREE MONTHS ENDED       THREE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                      --------------------     --------------------
     Segment                                            1999        2000         1999        2000
     -------                                          --------    --------     --------    --------
                                                            (in millions, except percentages)
KE                                                    $    9.4    $   12.8        29.3%       37.5%
Emkay                                                      1.2        (0.2)       15.6%       -2.4%
Automotive Components                                     (0.5)        0.2        -3.4%        1.4%
Unallocated amount - corporate overhead                   (0.5)       (0.7)
                                                      --------------------
  Total (excluding 2000 restructuring expenses)       $    9.6    $   12.1        17.6%       21.5%
                                                      ====================     ====================

Excluding the restructuring charge this year, we had adjusted operating income of $12.1 million in the third quarter of this year as compared to $9.6 million in the third quarter of last year. On an adjusted basis our operating income increased by $2.5 million, or 26%, in the third quarter of this year as compared to the same period last year.

In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was substantial during the third quarter of this year and last year. However, it was lower the third quarter of this year due to the amortization of finance costs associated with the bridge loan in the third quarter of last year, which was replaced by the senior subordinated notes in the fourth quarter last year. Income tax expense was significantly higher in the third quarter of this year, at $3.2 million, as compared to a $1.7 million expense in the third quarter of last year. The difference is due to higher foreign sourcetaxable income this year as compared to last year.

As a result of the significant interest expense and taxes, we reported a loss of $1.3 million in the third quarter of this year as compared to a loss of $5.1 million in the same period last year.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth net sales by segment, and segment net sales as a percent of total net sales.


                                       NET SALES        PERCENT OF TOTAL SALES
                                 --------------------   ----------------------
                                    NINE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                 --------------------   ----------------------
     Segment                       1999        2000        1999        2000
     -------                     --------    --------    --------    --------
                                       (in millions, except percentages)
KE                               $   98.9    $  106.0       58.7%       59.9%
Emkay                                22.4        24.0       13.3%       13.6%
Automotive Components                47.2        46.9       28.0%       26.5%
                                 --------    --------      -----       -----
                    Total        $  168.5    $  176.9      100.0%      100.0%
                                 ========    ========      =====       =====


Overall, net sales increased 5% in the first nine months of 2000 compared to the first nine months of 1999. KE's net sales increased 7% in the first nine months of this year as compared to the same period last year. Within KE, sales of Deltek non-transducer products increased at a higher rate than the division, but on a much smaller sales base. Transducer unit volume increased about 15% in the first nine months of this year, but reduced pricing offset approximately half the unit volume increase. Emkay's net sales increased 7% in the first nine months of 2000 as compared to the same period last year. Finished goods, component and infrared product sales all increased year over year. Infrared product sales increased despite unfavorable U.S. dollar to German Deutschemark exchange rate changes. Automotive Components' net sales decreased slightly in the first nine months of 2000 compared to the first nine months of 1999. SSPI diesel solenoid net sales increased 16%, primarily due to large replacement parts orders from SSPI's largest customer. Ruf net sales decreased 17%, primarily due to unfavorable U.S. dollar to German Deutschemark exchange rate changes. However, Ruf's net sales declined 5% on a constant currency basis, due to lower sales of a specific diesel throttle position sensor to Ruf's largest customer.

The following table sets forth cost of sales by segment, and segment cost of sales as a percentage of segment net sales.


                                     COST OF SALES      PERCENT OF SEGMENT SALES
                                 --------------------   ------------------------
                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------   ------------------------
     Segment                       1999        2000         1999        2000
     -------                     --------    --------     --------    --------
                                       (in millions, except percentages)
KE                               $   54.8    $   53.3        55.4%       50.3%
Emkay                                14.0        15.1        62.5%       62.9%
Automotive Components                34.2        33.4        72.5%       71.2%
                                 --------    --------
                   Total         $  103.0    $  101.8        61.2%       57.5%
                                 ========    ========


Consolidated cost of sales decreased by 3.7 percentage points as a percent of sales in the first nine months of 2000 as compared to the same period in the prior year. KE's cost of sales declined by 5.1 percentage points, partly due to higher sales volume, but primarily due to savings associated with product transfers during the last eighteen months. Emkay's cost of sales increased by
0.4 percentage points. Emkay cost of sales increased this year due to allocation changes between KE and Emkay, but these were mostly offset due to a smaller provision for slow moving and obsolete inventory this year as compared to last year. Automotive Components' cost of sales declined by 1.3 percentage points, primarily due to lower Ruf costs as a result of the start of a shift in production from Germany to Hungary.

General and administrative expenses were higher in the first nine of 2000 compared to the same period in the prior year, primarily due to increased professional fees related to patent and other legal activities, but also due to increased pension costs realized as part of our analysis of the closing of production operations in Taiwan. Selling and research and development expenses were little changed in the first nine months of 2000 as compared to the first half of 1999.

The following table sets forth operating income by segment, and operating income as a percentage of net sales, for the nine months ended September 30, 1999 and 2000.

                                                OPERATING INCOME         PERCENT OF SALES
                                              --------------------     --------------------
                                                NINE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                              --------------------     --------------------
     Segment                                    1999        2000         1999        2000
     -------                                  --------    --------     --------    --------
                                                    (in millions, except percentages)
KE                                            $   31.7    $   29.2        32.1%       27.5%
Emkay                                              1.7         0.7         7.6%        2.9%
Automotive Components                              0.4        (3.3)        0.8%       -7.0%
Recapitalization expenses                        (10.7)          -
Unallocated amount - corporate overhead           (2.1)       (6.5)
                                              --------------------
   Total                                      $   21.0    $   20.1        12.5%       11.4%
                                              ====================     ====================


The following table sets forth operating income by segment, and operating income as a percentage of net sales, excluding recapitalization expenses for the nine months ended September 30,1999 and restructuring expenses for the nine months ended September 30, 2000.


                                                       OPERATING INCOME         PERCENT OF SALES
                                                     --------------------     --------------------
                                                       NINE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                     --------------------     --------------------
     Segment                                           1999        2000         1999        2000
     -------                                         --------    --------     --------    --------
                                                           (in millions, except percentages)
KE                                                   $   31.7    $   39.0        32.1%       36.8%
Emkay                                                     1.7         0.8         7.6%        3.3%
Automotive Components                                     0.4         3.2         0.8%        6.8%
Unallocated amount - corporate overhead                  (2.1)       (3.1)
                                                     --------------------
   Total (excluding 1999 recapitalization
      and 2000 restructuring expenses)               $   31.7    $   39.9        18.8%       22.6%
                                                     ====================        ================


During the second quarter of 1999, we recognized non-recurring expenses related to our recapitalization of $10.7 million. These recapitalization expenses consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

We announced a major restructuring in March 2000, resulting in a first quarter charge of $20.1 million. Under the restructuring plan, we are consolidating our worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacements expenses. Through September 30, 2000, 514 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring and $5.7 million has been spent on severance and outplacement costs of the $20.1 million that was accrued. We expect that a total of approximately 700 positions will be eliminated and approximately $9 million of the restructuring charge will be spent by December 31, 2000. We expect that the remaining 400 positions will be eliminated and approximately $10 million of the remaining $11 million of the restructuring charge will be spent by December 31, 2001, largely during the first half of 2001.

We expect that the savings from the restructuring will be $15 to $20 million annually. Although some benefits will begin to accrue as early as the third and fourth quarters of this year, the full impact of the benefits will not be experienced until 2002. These benefits will be reduced in part by increases in payments to our remaining employees. In addition, over the next six to twelve months, we expect to divest the Ruf position sensor business.

Including the restructuring charge in the first nine months of this year and the recapitalization charge in the first nine months of last year, we reported operating income of $20.1 million in the first nine months of 2000 as compared to operating income of $21.0 million in the first nine months of 1999. Excluding the restructuring charge this year and the recapitalization charge last year, we had adjusted operating income of $39.9 million in the first nine months of this year as compared to $31.7 million in the first nine months of last year. On an adjusted basis our operating income increased by $8.2 million, or 26%, in the first nine months of this year as compared to the same period last year.

In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was substantial during the first nine months of this year compared to a much smaller amount in the same period last year. Income tax expense was significantly higher in the first nine months of this year, at $5.4 million, as compared to a $0.3 million benefit in the first nine months of last year. The difference is due to the higher foreign source taxable income this year as compared to last year. As a result of the interest expense and taxes (and recapitalization and restructuring charges), we reported a loss from continuing operations of $16.8 million in the first nine months of this year as compared to income from continuing operations of $8.7 million in the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

We have historically used available funds for dividend payments, capital expenditures, inventory, accounts receivable and acquisitions. Prior to June 30,1999, we also used available funds to finance our equipment lease lending operation which was discontinued. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs (other than dividends and lending operation receivables), and we will also need to fund repayments of principal under our term loans ($3.3 million in 2000, $7.8 million in 2001, $9.0 million in 2002, and additional amounts thereafter). We also will have substantial interest expense of approximately $42 million each year. We expect to satisfy these needs with cash from operating activities. We also have available under our Revolving Facility borrowings of up to $50 million, subject to certain conditions. We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets.

Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise. The amount payable to our preexisting stockholders for the repurchase of their common stock in our recapitalization was subject to a post-closing adjustment. As a result, the Company paid approximately $8.3 million plus approximately
$0.7 million in interest. The purchase price adjustment was recorded as a reduction to stockholders' equity in the second quarter of 2000.

Net cash provided by operating activities was $20.9 million the first nine months of 2000 compared to $41.3 million for the same period in 1999. These amounts include $30.0 million of net cash provided by discontinued operating activities in 1999. Net cash provided by continuing operations was $20.9 million and $11.3 million, respectively, in the first nine months of 2000 and 1999. Income from continuing operations was a loss of $16.8 million in the first nine months of 2000 compared to income of $8.7 million in the first nine months of 1999. The 2000 results reflect charges for interest expense and restructuring expenses of $32.3 million and $19.8 million, respectively. The 1999 results reflect charges for interest expense and recapitalization expenses of $12.9 million and $10.7 million, respectively. Accounts receivable decreased by $1.1 million, we believe due to normal business fluctuations. Inventory decreased by $2.8 million, due to the reduction of some of the mid year increases in inventory to support production moves and more attention to inventory reduction efforts. Other current assets and deferred income taxes increased $1.7 million. Accounts payable and other current liabilities decreased $1.0 million. Other noncurrent liabilities and income tax payable decreased by $2.0 million due primarily to repatriated foreign earnings.

Net cash used in investing activities was $10.1 million the first nine months of 2000 and the same amount for the first nine months of 1999. Even though the amounts were similar a greater amount was spent the first nine months of 2000 on buildings and less on capital equipment.

Net cash used in financing activities was $8.9 million the first nine months of 2000 compared to $13.8 million the first nine months of 1999. The purchase price adjustment of $ 8.3 million was paid in 2000. The issuance of preferred and common stock of $190.6 million and the debt proceeds of $350.0 million funded the purchase of common stock and the related recapitalization costs in 1999. Dividends paid were $24.8 million in 1999. In the future, cash used in financing activities will consist mostly of repayments of principal beginning in September 2000 of our credit facilities and the Notes.

We expect capital expenditures of $15.0 million in 2000. Approximately $3.5 million of our capital expenditures during 2000 was used to build a new facility for the expansion of our manufacturing operations in Hungary. We may also pursue acquisitions or joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). During the first nine months of 2000, approximately 70% of our revenue was denominated in U.S. dollars, approximately 20% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies. During the first nine months of 2000, the German Deutschemark lost slightly more than 15% of its value relative to the U.S. dollar, and as a result our reported revenue for the first nine months of 2000 is about $4.3 million less than it would have been at last year's exchange rate. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first nine months of 2000, our operating income and margins were not significantly affected by the change in the German Deutschemark exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and German Deutschemark. As we move more production out of Europe to Asia, we could become more exposed to changes in the value of the euro in relation to the U.S. dollar and major Asian currencies.

We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%, plus an additional 0.5% from April 28, 2000 through October 19, 2000. We have estimated the fair value of the notes as of September 30, 2000 to be $142.5 million based on current market prices, and as of November 13, 2000 we estimate the fair value of the notes to be $142.5 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.


                       Knowles Electronics Holdings, Inc.


Date:  November 14, 2000                        By  /s/ James F. Brace
                                          --------------------------------------
                                          James F. Brace, Executive Vice
                                          President & CFO, (As duly authorized
                                          officer and as the principal financial
                                          and accounting officer)