Form 10-K
period 2000-12-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2001-03-29
CIK 1099373

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]                  SECURITIES EXCHANGE ACT OF 1934
                      For the year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [ ]                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ---------    ---------

                       Commission file number: 333-40076

                       KNOWLES ELECTRONICS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        36-2270096
   (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                     Identification Number)

 1151 Maplewood Drive, Itasca, Illinois                         60143
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 630-250-5100

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
       Title of Each Class                                  Which Registered
       -------------------                              ---------------------
             None

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                   FORM 10-K

                          Year Ended December 31, 2000

                                    CONTENTS

Section                                                                    Page
Part I.
  Item 1       Business ................................................      2
  Item 2       Properties ..............................................     15
  Item 3       Legal Proceedings .......................................     16
  Item 4       Submission of Matters to a Vote of Security Holders .....     16

Part II.
  Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters ....................................     16
  Item 6       Selected Financial Data .................................     17
  Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................     19
  Item 7A      Quantitative and Qualitative Disclosures about Market
                Risk ...................................................     35
  Item 8       Financial Statements and Supplementary Data .............     36
  Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ....................     55

Part III.
  Item 10      Directors and Executive Officers of the Registrant ......     56
  Item 11      Executive Compensation ..................................     58
  Item 12      Security Ownership of Certain Beneficial Owners and
                Management .............................................     62
  Item 13      Certain Relationships and Related Transactions ..........     63

Part IV.
  Item 14      Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K ...............................................     65

Signatures     .........................................................     67

PART I


Item 1.

                                    BUSINESS


     OVERVIEW

        We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products that have high growth potential. Since our company was founded in 1946 by Hugh and Josephine Knowles, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducer and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing in the United States and other countries. We have operations around the world with our largest facilities in the United States, Germany, Austria, China and Malaysia. Our 2000 revenue, operating income and EBITDA were $238.1 million, $37.4 million and $49.9 million, respectively. Through our three core business units, KE, Emkay and Automotive Components, we manufacture and market products that maintain strong market share positions in several key markets. We believe that we have achieved these positions in our markets as a result of our strong customer base, technological expertise, international low cost manufacturing capability and strong management team. Our principal executive offices are located at 1151 Maplewood Drive, Itasca, Illinois 60143, and our telephone number is (630) 250-5100.


     OUR THREE BUSINESS UNITS


        KE -- HEARING AID COMPONENTS

        KE, which accounted for approximately 59% of our 2000 revenue, is our most significant business unit. The KE business unit designs, manufactures and markets subminiature acoustic transducers and other components for hearing aids. KE is the world's largest manufacturer of hearing aid transducers, with approximately 80% of the worldwide market, and has held a major share of the transducer market for over 30 years. The transducer is the name given to both the microphone and the receiver in a hearing aid. The microphone is located at the top of the hearing aid and converts surrounding sounds to electronic signals. The circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sounds in the ear. We manufacture transducers for all hearing aid categories, and also produce non-transducer hearing aid components under the brand name Deltek. KE often customizes transducers to meet the specifications of our customers, and in certain cases develops transducer designs in partnership with our customers. KE provides data on the hearing aid market to our customers through the publication MarkeTrak, and is a leader in transducer technology with 39 scientists, engineers and technicians dedicated to research and development. We have consistently and successfully maintained our market share over the years due to our long-standing relationships with a wide range of customers, value-added services and technological leadership.


        EMKAY -- ACOUSTIC AND INFRARED TECHNOLOGY


        Emkay, which accounted for approximately 15% of our 2000 revenue, was created in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential, including computer telephony integration, automotive communications and entertainment systems, and multi-media technology accessing the internet through devices other than a personal computer. Computer telephony applications include speech enabled web browsers, internet telephony, videoconferencing, voice identification, and voice recognition. Emkay produces and is developing a range of microphones, speakers, headsets and infrared remote controls primarily for sale to original equipment manufacturers in these markets. Emkay has significant in-house research and development capabilities, with 28 engineers and technicians operating worldwide.

        AUTOMOTIVE COMPONENTS

        Our Automotive Components business unit is comprised of two businesses, SSPI, which produces diesel engine solenoids and electronic governors, and Ruf, a leading producer of automotive position sensors. Automotive Components accounted for approximately 26% (61% from SSPI and 39% from Ruf) of our 2000 revenue. The largest percentage of SSPI's sales consists of solenoids for key start/stop operations of diesel engines used in trucks (in countries outside the United States and Europe), tractors, turf equipment, construction, generators and other industrial equipment. Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by converting electrical energy into mechanical work. Electronic governors, which control engine speed and power by adjusting the engine throttle, represent a small but growing percentage of SSPI's business.

        Ruf, headquartered near Munich, Germany, was founded in 1926 and acquired by Knowles in 1996. Approximately 85% of Ruf's business is based on sales of position sensors for automotive applications, including passenger vehicles and light trucks. Automotive position sensors are commonly used to measure the position of the throttle, headlights, exhaust gas recirculation valve, the level of suspension with respect to the road and the level of fuel in the tank. Other developing applications for position sensors include pedal and throttle position sensors for drive-by-wire systems and suspension height and steering position sensors for suspension control systems for luxury vehicles. Ruf supplies sensors to most major European automobile manufacturers. Over the next six to twelve months, we expect to divest the Ruf position sensor business.


     COMPETITIVE STRENGTHS

        Our strong financial record is attributable to the following competitive strengths:

        LEADING INTERNATIONAL MARKET POSITION AND STRONG CUSTOMER BASE

         -- We have been a market leader in hearing aid transducers for more than 30 years, and our worldwide market share is approximately 80%. We protect our leading market share by maintaining strong relationships with all of the key manufacturers in the hearing aid industry. We offer transducers for all hearing aid categories and often customize models to meet the specifications of individual hearing aid manufacturers.

         -- We have also been the market leader in solenoids for diesel engine shutdown devices for over 20 years, and our worldwide market share is approximately 70%. Customers of our Automotive Components group include every major industrial diesel engine manufacturer and most industrial and mobile equipment builders.

        TECHNOLOGICAL EXPERTISE

         -- We believe that we are a technological leader in each of our business units. We offer an advanced transducer product line that is the most comprehensive in the hearing aid industry, setting the standard for both miniaturization and performance, and have been a technology leader in the transducer market for over 30 years. We are also at the forefront of the voice technology market as a result of our superior microphones and headsets and our 50 years of experience in acoustics. We believe that we are the only headset manufacturer that also manufactures its own line of low cost high quality microphones. With our Automotive Components unit, we have leveraged our technological expertise to create innovative designs of solenoids, electronic governors and position sensors for our Automotive Components customers.

         -- To enhance our technological expertise, we emphasize research and development investment. Our 2000 research and development expenditures were $10.3 million, or 4.3% of net sales. We have demonstrated leadership in developing new technologies and have the scale to devote substantial resources toward product development. In addition, we have strategically established patent protection for our products while creating manufacturing processes that competitors cannot readily replicate. We believe these factors serve as barriers to entry to the hearing aid and automotive components businesses.

        INTERNATIONAL LOW COST MANUFACTURING CAPABILITY

        -- Since our founding more than 50 years ago, we have developed an international network of well equipped manufacturing facilities. We operate 10 manufacturing facilities in the United States, Germany, Austria, Hungary, Malaysia and China. We have a proven capability of moving manufacturing to lower cost environments and are increasing our capacity at our facility in Hungary to reduce labor costs. Our manufacturing facilities are not unionized, with the exception of our facilities in China, Germany and Austria, which are required to be unionized under local law. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. We will outsource some activities performed in Itasca and Rolling Meadows, Illinois. In addition, we have or will cease production at our United Kingdom, Taiwanese and German manufacturing facilities. Production from those operations will be moved to China, Malaysia and Hungary. By September 2001, the Company expects to reduce its global workforce by about 20 percent.

         -- The manufacturing life cycles of some transducers, particularly models for less technologically advanced applications, have been as long as 25 years, reducing our production development costs and allowing us to improve the efficiency of our manufacturing processes. Our KE and Automotive Components business units use automated sub-assembly operations and manual final assembly operations. Emkay's operations are subcontracted in part, providing us with cost structure flexibility and allowing us to change capacity quickly based on product demand.


     GROWTH STRATEGY

        Our principal objective is to increase revenues, cash flow and profitability by strengthening our leading market positions in our core businesses and applying our technological expertise to new growth opportunities in related businesses. The primary components of our strategy are to:

        CAPITALIZE ON GROWTH OPPORTUNITIES IN THE HEARING AID MARKET

        Our worldwide share of the hearing aid transducer market is approximately 80% and we have been a market leader in transducer technology for over 30 years. We believe we will increase our sales as the hearing aid industry continues to expand. Hearing aid penetration into the market of potential users has historically been low, ranging from approximately 20% in the United States to less than 1% in some emerging economies. The hearing aid industry is projected to grow based on the following trends:

         --   technological advances and improved customer satisfaction;

         --   improvement in the cosmetic appearance and reduction in stigma;

         --   growth in the elderly population;

         --   increasing use of binaural hearing aids; and

         -- increasing international penetration of hearing aids into developing economies.

        Our strategy is designed to capitalize on these trends and develop products designed to expand the hearing aid and hearing aid component market. For example, we have developed transducers for multiple microphone hearing aids which provide better performance than single microphone hearing aids and require three, rather than two, transducers per hearing aid. To increase hearing aid market growth, we also collect market data that identifies consumer needs and work with industry participants to improve market penetration.

        LEVERAGE CORE ACOUSTIC EXPERTISE TO DEVELOP INNOVATIVE PRODUCTS FOR MARKETS WITH HIGH GROWTH POTENTIAL

        We expect to continue combining our core competency in acoustics with other technologies such as wireless, micro-machining systems and digital signal processing to provide high technology solutions for high growth markets, including voice recognition and Internet-on-television. We are also developing high technology solutions for other markets with high growth potential, such as computer telephony integration and videoconferencing. Some of the new products for markets with high growth potential include the following.

        Emkay has developed several infrared remote control products, including remote controls for Internet-on-television that in some cases also provide controls for a variety of home entertainment equipment. Emkay has also developed several products for the call center market, including a single earset, a two-in-one headset and a computer-telephone headset interface system, and provides microphones for hands-free cellular telephone kits. Emkay is currently developing various devices to enable a headset to be connected to any stationary telephone instrument.

        Our Automotive Components unit is exploring potential applications for our silicon microphone under development, including hands-free cellular telephones, voice command and control systems, parking-aid systems and fuel volume measurement systems.

        STRENGTHEN CUSTOMER RELATIONSHIPS

        Our business units have well-established customer relationships. We plan to continue to strengthen our existing relationships and develop new relationships through the following.

         -- KE often customizes its transducer models to design and manufacture transducers that meet the specifications of individual hearing aid manufacturers. KE and Emkay also conduct joint research and product development with some of its customers. Emkay is also involved in developing products with its customers.

         -- We act as a leading source of consumer data for the hearing aid industry. We have conducted more than 30 market studies for our customers and communicate our market data that identifies consumer needs to the hearing aid industry through our MarkeTrak reports, other publications and seminars.

         -- Automotive Components has a strong position in the international solenoid marketplace and supplies over 250 customers. We anticipate that future growth of the Automotive Components unit will come from leveraging our existing relationships internationally. For example, SSPI's purchase agreement with Cummins Engine Company provides a foundation for growth in diesel engine solenoid and electronic governor sales in the North American market. Cummins also has a strong international presence, presenting a significant opportunity for SSPI to contract with Cummins' international divisions and joint ventures.

        MAINTAIN LOW COST AND HIGH QUALITY MANUFACTURING LEADERSHIP

        We believe that we are the lowest cost producer of hearing aid transducers due to our relatively large volume production and market share. KE has more than 25 years of experience operating in both Asia and Europe. During this time, we have developed manufacturing and management systems that allow it to operate low cost offshore facilities without compromising either quality or level of service. To further enhance its competitive position, KE is expanding manufacturing in low cost labor markets near its current and emerging markets in anticipation of future needs. In addition, we believe that the establishment of a low cost production facility in Hungary will help Automotive Components strengthen its European automotive position sensor market position.

        DEVELOP AUTOMOTIVE MICROPHONE BUSINESS

         The introduction of hands-free cellular telephones and voice command navigation systems in automobiles will result in increased demand for microphones. We believe that these developments present a significant opportunity for us to expand.

        PURSUE STRATEGIC ACQUISITIONS

        Strategic acquisitions have been an important element in our growth and efforts to enhance our leading market and technological positions. We will continue to review attractive acquisition opportunities that preserve our financing flexibility. We will focus on acquisitions that can:

        -- enhance existing product, process and technological capabilities;

        -- provide us with growth opportunities that complement our acoustic expertise; and/or

        --      expand our presence in new geographic areas.


     PRODUCTS

        KE

        KE primarily manufactures hearing aid transducers, including microphones and receivers, that are sold to hearing aid manufacturers. KE offers transducers for all types of hearing aids, from the smallest which completely fit in the canal to the largest which are body-worn, and often customizes models to meet the specifications of individual hearing aid manufacturers. KE also occasionally conducts joint research and product development with some of its customers. In addition to transducers, KE sells under the brand name Deltek other hearing aid components, including trimmers, volume controls and connectors for hearing aid manufacturers. These other products represented a very small percentage of our sales in 2000.

        KE also acts as a source of consumer data for the hearing aid industry. It provides free market data to its customers through distribution of its publication MarkeTrak and has conducted more than 30 market studies for its customers.

        EMKAY

        Emkay produces and is developing a range of microphones, speakers, headsets and infrared remote controls primarily for sale to original equipment manufacturers. Major products are discussed below.

        Wired Headsets. Emkay manufactures a variety of wired, noise canceling headsets used for computer telephony integration applications including voice recognition and videoconferencing.

        Wireless Headsets. Emkay has developed an ultra-lightweight, wireless, single channel headset with a Knowles noise canceling microphone for computer telephony integration applications which provides Emkay with a competitive edge over other wireless headsets. The microphone and receiver use radio frequency technology. This next generation wireless headset also incorporates a cordless phone function, which allows the headset to be used as a computer voice input device and as a handset for cordless phones.

        Infrared Remote Controls. Emkay has developed several infrared remote control products, including remote controls for televisions that provide Internet access. Some of these remote controls, such as our Cyberclick product, also control all multimedia applications for personal computers as well as a variety of home entertainment equipment, using integrated cursor control and media control center software. Emkay's remote controls have been introduced in Europe both in the retail market and as a platform for sales to original equipment manufacturers in connection with specific applications.

        Microphones. Emkay has leveraged its microphone technology to create devices for diverse applications, include boom-mounted microphones for use in conference rooms, helmets, aerospace and civil/military communications; high sensitivity condenser microphones for laptop computers, wireless phones and modem accessories; computer monitor microphones; lapel microphones; and noise canceling and waterproof microphones for headsets, helmets and handsets. In partnership with a government-sponsored research laboratory in Singapore, we are developing a low-cost silicon microphone. The microphone will have the ability to incorporate custom circuits for specific applications and will be used for a range of applications including computers, cellular phones and telecommunications. Working samples have been manufactured, but further development is required.

        AUTOMOTIVE COMPONENTS

        Diesel Engine Solenoids. SSPI produces solenoids used to control diesel engines, as well as certain natural gas, liquid propane and gasoline engines, in industrial applications. These products serve various functions including throttle and choke control and emergency engine shutdown. Solenoid kits made by SSPI include mounting hardware, brackets and linkage accessories for connecting the solenoid to the engine and fuel system. We rigorously test these kits to meet the highest industry standards.

        Electronic Governors. SSPI's electronic governors are used to control the speed and power of industrial engines used in applications such as generators, compressors, tractors, pumps and man lifts. SSPI's recently introduced Advanced Proportional Engine Control System (APECS) addresses the increasingly sophisticated equipment of its customers by comparing actual engine speed to the desired operational parameters of the equipment using a digital microprocessor and proprietary software and adjusting the throttle of the engine accordingly.

        Position Sensors. Ruf has fifty years of experience producing position sensors and associated components. These components are sold in the automotive, industrial, telecommunications, computer and appliance markets. The majority of Ruf's sensors are custom designed for specific customer applications such as throttle position sensors, headlight range control sensors, fuel level sensors, steering sensors and pedal position sensors. Ruf is investing in efforts to produce contactless sensors designed to increase the life and reliability of position sensors by reducing wear. As part of these efforts, Ruf has both developed its own contactless technology and purchased a license for an alternative type of contactless technology.

     RESEARCH AND DEVELOPMENT

        Our 2000 research and development expenditures were $10.3 million, or 4.3% of net sales. We focus on leveraging our acoustic research for use by all three of our business units. We are carrying out extensive research and development on producing a silicon microphone using the emerging technology of the micro-machining of silicon (also referred to as micro-electro mechanical systems). We believe that we now have a leading position in this application of micro-electro mechanical systems and are continuing development along two paths, one for KE to meet the exacting standards of the hearing aid industry and the other for Emkay and Automotive Components. There is a team of 8 engineers within Emkay that is developing a low-cost silicon microphone in conjunction with a government sponsored laboratory in Singapore.

        KE

        KE's research and development group consists of 39 scientists, engineers and technicians located in Itasca, Illinois and focuses on product and process development. KE believes that its ability to develop transducers with improved features is critical to sustaining its market share and margins. Continued transducer miniaturization gives KE a competitive advantage as manufacturers demand smaller systems in order to produce the popular completely in the canal (CIC) hearing aid. Planned new products and improvements include a smaller receiver, an analog/digital (A/D) signal converter, cojoined ultrathin microphones, screenless damping using ferrofluids, automatic volume control, receiver output improvements and microphone improvements with respect to noise reduction, electrostatic discharge thresholds and cellular telephone interference.

        EMKAY

        Emkay has developed a significant in-house research and development effort, with 28 engineers and technicians. Over the next five years, Emkay will continue to focus its research and development efforts on acoustics, radio frequency, infrared, video image sensing, micro-electro mechanical systems and digital signal processing products for the voice recognition, Internet-on-television, computer telephony integration and videoconferencing markets. Emkay is also concentrating on the development of a "far field" microphone system which employs an array of microphones that focuses on a particular speaker while canceling other background noise. We have licensed digital sound processing technology to further the development of this microphone system. We expect to leverage this microphone technology for the development of additional products for our KE and Automotive Components units.

        Emkay has decentralized research and development groups located in the United States, Germany and Taiwan in order to coordinate closely with regional sales and marketing teams and more efficiently meet the demands of local markets. Research and development efforts for micro-electro mechanical systems for the production of silicon microphones, digital signal processing technology and far field microphone technology is conducted in the United States, infrared product development is conducted in Germany and radio frequency and video image sensing product development is conducted in Taiwan.

        AUTOMOTIVE COMPONENTS

        SSPI. SSPI's DAI group in Lisle Illinois functions as an advanced development group for SSPI products. SSPI currently employs 18 engineers for the development of advanced products and design and development of actuators and solenoids.


        Ruf. Ruf products are developed using high performance work stations that allow products to be transferred to production in a short period of time. Final designs are tested in a complete product verification laboratory to determine product reliability. Ruf employs 37 engineers and technicians at its facility near Munich in the design, development and testing of sensors. Ruf formed a new advanced technology group to design, develop, and test contactless sensor technology and hands-free microphones for automobiles. New designs are being tested on applications at tier-one automotive parts manufacturers. In addition, Ruf is one of the few sensor suppliers that maintains its own chemists to formulate proprietary resistance inks which determine the performance of the product. This allows flexibility and quick response to customer requirements.


     MANUFACTURING

        We operate from ten manufacturing facilities in the United States, Germany, Austria, Hungary, Malaysia and China. We believe that our facilities meet our present needs and that our properties are generally well-maintained and suitable for their intended uses. We believe that we generally have sufficient capacity to satisfy the demand for our products in the foreseeable future. To ensure that we have sufficient manufacturing capacity, we have recently expanded our facility in China and our factory in Hungary. We periodically evaluate the composition of our various manufacturing facilities in light of current and expected market conditions and demand.

             In March 2000, we announced plans to consolidate our worldwide manufacturing operations. We will outsource some activities currently performed in Itasca and Rolling Meadows, Illinois. In addition, we have or will cease production at our United Kingdom, Taiwanese and German manufacturing facilities. Production from those operations will be moved to China, Malaysia and Hungary. By September 2001, the Company expects to reduce its global workforce by about 20 percent.


        KE

        KE operates manufacturing facilities in Illinois, Malaysia and China. Several sub-assembly processes are automated, but transducer assembly is largely manual. Manual transducer assembly has proven to be a cost-flexible production method and KE's workforce is generally highly stable and semi-skilled.

        In addition, KE uses a small amount of space at the Emkay facility in Austria. The total space available to KE is approximately 85% utilized. Our transducer manufacturing facilities are ISO 9000 certified, with the exception of the Rolling Meadows facility.

        EMKAY

        Several of Emkay's assembly processes are automated, although the assembly operations are largely manual and performed by subcontractors in China and Taiwan. Capacity can be increased as demand increases.

        AUTOMOTIVE COMPONENTS

        SSPI. Most of SSPI's finished products for the North American and European markets are manufactured in Niles, Illinois. Finished products for the Asian markets are manufactured in Suzhou, China. Components such as coils and stamping are primarily manufactured in Suzhou. All of SSPI's manufacturing facilities are ISO 9000 certified and the Niles facility is QS 9000 certified (the highest quality standard for automotive manufacturing facilities).

        Ruf. Ruf manufactures finished products in Hoehenkirchen, Germany, Ajka, Hungary and Neumarkt, Austria. The Hungarian facility was opened in July 1997 to support European automotive customers and employs more than 130 people. Sensitive sub-assembly manufacturing, such as screen printing of the resistance lacquers, is performed in Germany in "Class 10K" clean rooms to insure high quality. The Ruf facility in Neumarkt is ISO 9000 certified and the facilities in Hoehenkirchen and Ajka are QS 9000 certified.

     SALES AND MARKETING

        KE

        KE sells directly to hearing aid manufacturers through its 32-member sales group which operates from offices in Illinois, England, Taiwan and Tokyo. Italy and Australia are covered by independent sales representatives. Pricing of KE's products is based on a volume/price grid in which volume discounts are provided based on actual purchases. From time to time, KE reduces prices to meet competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        EMKAY

        Emkay sells most of its products through a 26-member direct sales force to original equipment manufacturers including Plantronics, Shure, Phillips Electronics, Mitac and Logitech. Emkay's sales force and independent sales representatives are located in the United States, the United Kingdom, Germany, France, Austria, Japan, Taiwan, China and Australia.

        AUTOMOTIVE COMPONENTS

        SSPI. Solenoids and electronic governors are generally sold directly to manufacturers of diesel engines and mobile industrial equipment. SSPI's sales force and independent sales representatives are located in the United States, the United Kingdom, China and Taiwan. SSPI also maintains independent distributors in Japan and Australia. This direct distribution system is expected to continue due to the specialized design of products for particular customers. SSPI often works in conjunction with its major customers to design and manufacture customized products.

        Ruf. Ruf's products are sold primarily in Europe to tier one automotive suppliers and, in some cases, directly to auto manufacturers. Ruf's sales force and independent sales representatives are located in the United States, Germany, China and Taiwan. Most products are custom designed for specific application requirements. Ruf has a strong project management system that helps ensure that demanding automotive development and delivery timetables are met. In addition, Ruf has developed an experienced North American sales team based in Monroe, Michigan.


     CUSTOMERS

        KE

        KE is the principal supplier of transducers to all of the major hearing aid manufacturers, including GN Resound, Oticon, Phonak, Siemens, Starkey Laboratories and Topholm and Westermann. In 2000, KE's top ten customers represented approximately 90% of sales, with the largest customer accounting for approximately 25% of sales.

        EMKAY

        Emkay's top customers for voice recognition products include Lotus Development, NEC Packard Bell and IBM. Generally, customers for voice command and control products include modem manufacturers, computer and communications original equipment manufacturers and computer peripheral manufacturers. Top customers for Emkay's monitor microphone cable assembly products are ADI, Daewoo and Philips Electronics. Modem manufacturers include Askey Computer and GVC, both based in Taiwan. Cellular phone manufacturers include Qualcomm, which uses the Emkay lapel microphone with its hands-free kit. Customers for Emkay's acoustic transducers include Plantronics and Motorola. Emkay's major infrared remote control customers are NTL and TW Electronic. In 2000, Emkay's top ten customers represented approximately 23% of sales, with the largest customer accounting for approximately 7% of sales.



        AUTOMOTIVE COMPONENTS

        SSPI. SSPI provides engine control solenoids to every major diesel engine manufacturer. Its top customers are Cummins, John Deere, Caterpillar, Ford, Onan, Lister Petter, Perkins, Kubota, Navistar and Yanmar. SSPI's top ten customers comprised 64% of its worldwide sales in 2000. SSPI's largest customer represented 29% of sales in 2000. SSPI has been a primary supplier of solenoids to Cummins for over five years.

        Ruf. Ruf manufactures sensors and components for many of Europe's largest tier one automotive suppliers, including Robert Bosch Group, VDO, Hella, Pierburg, MES, Magneti Marelli, Ford and MGAE. Ruf's products can be found in automobiles produced by Ford, Opel, Mercedes, Volkswagen, BMW, Ferrari, Volvo, Nissan, Honda, Audi, Peugeot, Renault, Rolls Royce, Jaguar and Fiat. Ruf's top ten customers accounted for approximately 66% of 2000 sales. Its largest customer accounted for approximately 26% of 2000 sales.

        Ruf has entered into an agreement to develop and sell hands-free microphones to a major North American automobile manufacturer. Using the Knowles cartridge microphone, Ruf has become a primary supplier to a major North American auto manufacturer of microphones for hands-free cellular communications and other voice recognition applications on several vehicle platforms. It also has recently entered into a contract to supply steering angle sensors to a major North American automobile parts manufacturer.


     COMPETITION

        KE

        KE has held a major share of the transducer market for over 30 years, and its worldwide market share was approximately 80% in 2000. KE's principal competitor is Microtronic, which we believe had a significant portion of the remaining market share in 2000. Microtronic has tried to build its market share by reducing prices. As a result, the market for transducers has been subject to downward pressures on pricing in recent years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        EMKAY

        The voice recognition, Internet-on-television, computer telephony integration and videoconferencing markets are highly competitive and in many cases highly fragmented. Many companies compete with Emkay in its targeted markets, generally on the basis of technological expertise, price, product quality, reliability and on-time delivery. These competitors include large consumer electronics, communications equipment and computer peripheral equipment companies as well as a number of smaller specialized companies.

        AUTOMOTIVE COMPONENTS


          SSPI. As the leading producer of key start/stop diesel engine solenoid, SSPI had worldwide market share of approximately 70% in 2000. SSPI also held an estimated 1% share of the worldwide electronic governor market in 2000. SSPI competes with a variety of U.S. and non-U.S. companies in these two markets.

          Ruf. Ruf had an estimated 24% share of the western European automotive position sensor market and less than 1% of the North American market in 2000. Ruf competes with a variety of U.S. and non-U.S. companies including CTS, Bournes, Stoneridge, Novatechnik, and Pierberg.


     PATENTS, COPYRIGHTS AND TRADEMARKS

        Patents play an important role in the strategy for each of our business units. As a matter of practice, we follow an aggressive program of filing patent applications for all new design and development concepts as soon as practical, subject to review for patentability, technical and commercial feasibility and approval by the appropriate business unit. We currently have approximately 170 patents issued in 15 countries around the world. The technology covered by these patents range from the very latest in solid state, micro-machined microphone technology to the now well-established Class D amplifier in hearing aid transducers.

        In addition to patents, we have more than 100 trademarks registrations and application for registration in 20 countries around the world and 8 registered domain names for Internet web sites.

        Although we have no registered copyrights, we have unregistered copyrights in our original works of authorship. In addition, we have in excess of 150 unregistered trade names used to identify our products and a number of trade secret processes used to design and manufacture our products.


     EMPLOYEES

        We had 2,656 employees as of December 31, 2000. Of these, approximately 63% were production employees and approximately 37% were staff. At that date, 28 employees were employed at our corporate headquarters and our KE, Emkay and Automotive Components business units had 1,609, 363 and 656 employees, respectively. Geographically, 524 of our employees are based in North America, 1,543 employees are based in Asia and 589 employees are based in Europe. With the exception of employees in China, Germany and Austria, who are required to be unionized under local law, none of our employees are members of labor unions. We have good relationships with our employees and turnover is relatively low.


     ENVIRONMENTAL MATTERS

        Our facilities, like similar manufacturing facilities, are subject to a range of stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials. Based on the information available to us, environmental laws currently in force and the advice and assessment of our environmental consultants, we do not consider that we have any material environmental liabilities or failures to comply with applicable environmental laws.


     REGULATION

        Hearing aid manufacturers are subject to a variety of regulatory agency requirements in the United States and in various other countries in which they sell hearing aids. Manufacturers of hearing aids are subject to the United States Food, Drug, and Cosmetic Act and other federal statutes and regulations governing, among other things, the design, manufacture, testing, safety, labeling, storage, record keeping, reporting, approval, advertising and promotion of medical devices.

        Sales of hearing aids outside the United States are also subject to regulatory requirements that vary from country to country. Similar requirements to those in place in the United States are imposed on hearing aid manufacturers by the European Union. All hearing aid manufacturers are required to obtain quality assurance certifications for their components to sell their products in the European Union. Accordingly, KE maintains ISO 9001 and ISO 9002 quality assurance certifications which subject KE's operations to periodic surveillance audits.

                                    INDUSTRY

        We apply our acoustic technology capabilities in several markets, including hearing aids and acoustic and infrared technology. In addition, we manufacture diesel engine solenoids, electronic governors and position sensors for the automotive components market.


     HEARING AID TRANSDUCERS

        Hearing aids have three basic internal components: a microphone, signal processing and amplification circuitry, and a receiver. The microphone is located at the top of the hearing aid and converts surrounding sounds to electronic signals. The circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sounds in the ear. The transducer is the name given to both the microphone and the receiver. Transducers are critical to the performance capabilities of any hearing aid. Without high performance transducers, the processing capabilities of hearing devices are ineffective.

        Hearing aid manufacturers distribute their products through hearing aid fitters, referred to as dispensers, which are either audiologists or hearing instrument specialists. An audiologist has a masters degree in audiology and is National Board Certified by the American Speech and Hearing Association Board. Hearing instrument specialists are licensed and may or may not be National Board Certified. Ear, nose and throat physicians' offices, hospitals and clinics typically employ only audiologists, whereas retail settings employ both audiologists and hearing instrument specialists. Audiologists are responsible for fitting approximately 55% of the hearing aids sold in the United States.


        Significant factors affecting demand for hearing aids include the following:

         -- Technological advances. A number of technological advances made in recent years have increased consumer satisfaction by decreasing the size and improving the performance of hearing aids. The development of programmable, digital and multiple microphones devices, greater applicability of computer software, increased use of high technology circuitry, enhanced performance in noisy environments and improved hearing aid casings are expected to further improve product performance and increase consumer satisfaction.

        -- Fitting and after sales care. Improved fitting of hearing aids, both physically and audiologically, is an important factor affecting growth of the hearing aid market. Additionally, a few dispensers are introducing after sales care of patients and their hearing aids, including personal visits to older clients.

        -- Improvement in cosmetic appearance and reduction in stigma. Through technological advances, some higher priced hearing aids have become so small that they are virtually invisible, although occlusion (ear blockage) in connection with their use must be managed. At the same time, the stigma associated with hearing loss may be decreasing, as there has been an increase in the number of baby boomers (between ages 45 to 54) who admitted to having a hearing loss.

        -- Growing elderly population. 30% of the population over the age of 65 has historically had a hearing loss problem. The 1990 U.S. Census indicated that 13% of the population was over the age of 65 and projected that 25% of the U.S. population will be over 65 by 2025. The World Health Organization estimates that there will be more than 800 million people over 65 by 2025.

        -- Greater use of binaural hearing aids. Clinical data has demonstrated that the use of binaural hearing aids (i.e., two hearing aids per user) benefits individuals with a hearing loss in both ears. Increased use of binaural hearing aids would result in more transducer sales (four per hearing aid user instead of two).

        -- Undiagnosed hearing loss. We estimate that approximately 10% of the U.S. population has some form of hearing loss, and that a relatively high proportion of this population is either unaware of their hearing loss since it has occurred gradually over time or has not sought medical advice. There are considerable opportunities to increase sales to this group by educating them on the signs of hearing loss and encouraging them to visit physicians who can diagnose the hearing loss and recommend purchase of a hearing aid. The development of a systematic program of routine hearing screening could also lead to significantly more referrals for treatment.

        -- International penetration. According to industry studies, approximately 10% of the population in developed countries could benefit from hearing aids, but only approximately 2% of the population in developed countries owns them. Since two-thirds of the worldwide population over 65 will be in developing countries by 2025, there are substantial opportunities for increased use of hearing aids in developing economies such as China, India and eastern Europe, especially as hearing aids become more affordable.

        -- Price sensitive market segments. The average price of hearing aids in the United States was approximately $1,218 in 1999 according to a survey in The Hearing Journal, making them too expensive for a large portion of the elderly population who rely on fixed incomes. In the last year, several manufacturers have entered the low price hearing aid market to explore opportunities in this segment.

     ACOUSTIC AND INFRARED TECHNOLOGY

     The Emkay business unit began operations in 1994 leveraging our acoustic and infrared competencies to target new growth markets within the digitally enhanced and converging information technology (IT), telecomm and broadcasting industries. Critical to the successful evolution of specific markets within these industries will be the speed and quality of the acoustic, audio and data input technology.

     CTI

          - Computer telephony integration embraces many examples of ways in which the computer and telephone (fixed line and cellular) can be integrated to provide value added telephony and has for a long time been synonymous with large call centers. However recent technological advancements means CTI is now addressing the needs within the larger corporate and smaller enterprise environments.

     These platforms are currently being reinforced with high growth, acoustically driven applications, such as voice mail, access to speech enabled web browsers, internet telephony, text to speech conversion, voice identification, video conferencing and voice recognition.


     Emkay has developed a focussed range of ultra noise canceling wired and wireless (based on the global short range 2.4Ghz wireless connection standard - - Bluetooth) CTI headsets and a patented desktop computer-telephony interface to address the needs of users within this segment.


         AUTOMOTIVE


          - Industry officials expect half of the cars manufactured in the US, Japan and Western Europe to have in-vehicle communications and entertainment systems by 2005.


     Using natural voice commands the user can check e-mail, receive navigational information, dial cellular phone numbers, change radio stations, play CD disks and run third party software applications. The 1999 Hanson report estimates that this in-vehicle computing market will exceed $1 billion by 2005.

     Emkay has been aggressively promoting its range of acoustic components and sub-assemblies for such hostile environments to AutoPC suppliers and global automotive manufactures.



         MULTI-MEDIA

         - According to Frost & Sullivan the percentage of individuals accessing the Internet through devices other than the PC is expected to increase from 4% in 1998 to 43% by 2002. As television (TV) penetration is around 98% in the US and Western Europe compared with less than 50% for the PC, individuals can easily connect to the Internet with the addition of a digital TV accessory product. The consumer can now access on-line banking, on-line gaming, home shopping, e-mail, chat and other integrated home entertainment without the need of a PC.

     Emkay has developed a complete infrared (IR) input transmission portfolio of game pad, keyboard, pre-programmed and voice driven remote control to simplify this on-line access. Further a unique IR-transmission system that allows you bi-directional communication for 4 individual game pads and an increase of more than 40% battery life has been developed for OEM customers.


     AUTOMOTIVE COMPONENTS

        DIESEL ENGINE SOLENOIDS

        Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by converting electrical energy into mechanical work. We believe the North American diesel engine solenoid market is about $30 million. Longer-lasting engines and alternative technologies, developed principally in response to stringent vehicle emissions regulations in the United States and Europe, are expected to constrain unit demand in both the original equipment manufacturer and the aftermarket (replacement) segments of the solenoid market. The western European diesel engine solenoid market is estimated to be $10 million.

        ELECTRONIC GOVERNORS

        Electronic governors control engine speed and power by adjusting the engine throttle. The North American electronic governor market is about $50 million. Increased future demand is projected based on the increased need for precision speed control of small governors and the increased use of advanced control drive-by-wire systems in small mobile industrial equipment. The western European electronic governor market is about $15 million, with the rest of the world approximately $45 million.

        POSITION SENSORS

        Automotive position sensors are commonly used to measure the position of the throttle, headlights, exhaust gas recirculation valve, the level of suspension with respect to the road and the level of fuel in the tank. Vehicle production is the major determinant of demand for position sensors. According to industry sources, worldwide vehicle production is projected to remain relatively flat over the near term. However, new and expanded applications, including pedal and throttle position sensors for advanced control "drive-by-wire" systems and suspension height and steering position sensors for suspension control systems for luxury vehicles, are expected to increase the number of position sensors used in each vehicle. These new applications are already being widely used in Europe and are now being incorporated in the United States. A transition to contactless sensors is expected in the next five years. Contactless sensors are being designed by us and others to increase the life and reliability of position sensors by reducing wear. Although contactless sensors are more expensive than contact sensors, we expect contactless technologies to offer greater functionality and longevity than the existing contact sensor technology. In addition, there is an ongoing shift in diesel fuel injection technology, partially in response to more stringent emissions regulations. This new technology, unlike existing technology, uses sensors of a type that we do not manufacture. The North American automotive position sensor market is approximately $150 million. The western European market is about $125 million, while the rest of the world is approximately $120 million.

     Item 2.
                                                    PROPERTIES

                                                                                         SQUARE FEET
                                                                                         -----------
                                               Owned/       Lease                                  Automotive
Location                            Usage      Leased     Expiration         KE         EMKAY      Components      Total
--------                            -----      ------     ----------         --         -----      ----------      -----
US
Elgin, IL                           Mfg.     Owned                         71,800                                 71,800
Itasca, IL                         Hdqtrs.   Owned                         60,900                                 60,900
Lisle, IL                           Eng.     Leased         2/28/2003                                 21,000      21,000
Niles, IL                           Mfg.     Owned                                                    70,900      70,900
Rolling Meadows, IL                 Mfg.     Leased         9/30/2001      24,800        4,000                    28,800
Monroe, MI                          Sales    Leased         6/15/2001                                    300         300
Lansdale, PA                        Sales    Leased        12/31/2001                                    300         300
                                                                          ----------------------------------------------
                                                                          157,500        4,000        92,500     254,000
EUROPE
Neumarkt, Austria                   Mfg.     Owned                          4,000       54,400                    58,400
Hoehenkirchen, Germany              Mfg.     Leased         9/30/2001                                203,800     203,800
Ajka, Hungary                       Mfg.     Owned                          1,500                     21,400      22,900
Ajka, Hungary                       Mfg.     Owned                                                    70,000      70,000
Burgess Hill, UK (No. 73)**         Sales    Owned                         42,300                                 42,300
                                                                          ----------------------------------------------
Burgess Hill, UK (No. 71)**         Sales    Owned                                                    12,000      12,000
                                                                           47,800       54,400       307,200     409,400

ASIA
Pudong, China                       Sales    Leased         6/30/2001         100          100                       200
Suzhou, China (No. 20)              Mfg.     Leased          1/1/2005      21,000                                 21,000
Suzhou, China (Block B)             Mfg.     Leased          1/1/2005      12,400          500                    12,900
Suzhou, China (No. 16)              Mfg.     Leased          1/1/2005                                 15,100      15,100
Tokyo, Japan                        Sales    Leased         3/31/2001         300          300                       600
*Penang, Malaysia                   Mfg.     Owned                         57,500                                 57,500
Singapore                           Eng.     Leased        12/31/2002                    1,700                     1,700
Weifang, China                      Mfg.     Leased         9/30/2005                   32,900                    32,900
Taipei, Taiwan                      Sales    Owned                         43,500       21,600        20,900      86,000
                                                                          ----------------------------------------------
                                                                          134,800       57,100        36,000     227,900
                                                                          ----------------------------------------------
GRAND TOTAL                                                               340,100      115,500       435,700     891,300
                                                                          ==============================================

-------------------
* Land lease expires 09/18/2049


**   The Burgess Hill facilities are expected to be sold by June 2001.

   Item 3. LEGAL MATTERS



        The Company has no material pending or threatened litigation.



   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        Not applicable.

PART II

   Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        Not applicable.

PART II

     Item 6.
                                           SELECTED CONSOLIDATED FINANCIAL DATA


                                                 Fiscal Year      Six Months                  Year Ended December 31,
                                                 ended June 30,     Ended         ------------------------------------------------
                                                      1996         31-Dec-96(7)   1997          1998           1999           2000
                                                      ----         ---------      ----          ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Net sales                                           $ 144,935     $  92,782     $ 218,150     $ 234,899     $ 229,106     $ 238,123
Costs and expenses:
      Cost of sales                                    79,057        52,317       125,533       139,074       146,472       132,431
      Research and development                          4,271         3,189         9,884        10,870        10,930        10,273
      Selling and administrative expense               22,191        14,067        35,148        35,188        35,901        39,531
      Recapitalization expense(1)                        --            --            --            --          10,674          --
      Restructuring expenses(2)                          --            --            --            --            --          18,440
                                               ------------------------------------------------------------------------------------
Operating income                                    $  39,416     $  23,209     $  47,585     $  49,767     $  25,129     $  37,448
Interest income                                           828           154           566           278           883           959
Interest expense                                         --            (257)         (392)         (634)      (23,194)      (43,341)
Miscellaneous, net                                      1,834           680        (1,455)       (1,058)         (123)         --
                                               ------------------------------------------------------------------------------------

Income (loss) from continuing operations
      before income taxes                              42,078        23,786        46,304        48,353         2,695        (4,934)
Income tax expense (benefit)                           18,741        10,028         9,856         7,107         8,980        (1,082)
                                               ------------------------------------------------------------------------------------
Income (loss) from continuing operations               23,337        13,758        36,448        41,246        (6,285)       (3,852)
Income from discontinued operations
      less applicable income taxes(3)                   7,581         3,910         6,729         6,936         2,556          --
                                               ------------------------------------------------------------------------------------

Net income (loss)                                   $  30,918     $  17,668     $  43,177     $  48,182     $  (3,729)    $  (3,852)
                                               =====================================================================================
C Corporation Pro Forma Data(4) - unaudited:
      C Corporation pro forma income taxes          $    --       $    --       $  11,600     $  18,500     $  19,125     $    --
      C corporation pro forma income (loss) from
         continuing operations adjusted for
         income taxes                               $    --       $    --       $  34,704     $  29,853     $ (16,430)    $    --
                                               =====================================================================================

OTHER FINANCIAL DATA:
      Depreciation and amortization                 $   5,808     $   4,614     $  10,348     $  11,235     $  12,638     $  12,406
      Capital expenditures                              8,954         6,941        12,129        16,326        14,500        16,151
      Cash flows from operating activities             27,204        19,865        52,395        56,078        49,274        22,837
      Cash flows from investing activities             (8,196)      (18,289)      (12,129)      (16,326)      (14,500)      (15,488)
      Cash flows from financing activities            (34,455)        1,565       (50,669)      (41,733)      (19,055)      (12,160)
      EBITDA(5)                                        45,224        27,823        57,933        61,002        48,441        68,294
      Ratio of earnings to fixed charges(6)            125.1x         50.0x         36.1x         38.1x          1.1x





                                                  As of June 30,                       AS OF DECEMBER 31,
                                                 ----------------      ------------------------------------------------------------
                                                   1996                1996          1997          1998           1999        2000
                                                   ----                ----          ----          ----           ----       ----
Balance Sheet Data:
Cash and cash equivalents                      $   5,477             $  18,377    $   8,872    $   7,060    $  23,798     $  17,076
Total assets                                     225,664               272,045      255,879      267,139      187,972       189,777
Long term debt including current maturities          800                13,000        1,300         --        350,134       348,807
Preferred stock mandatorily redeemable
      in 2019                                       --                    --           --           --        194,250       213,675
Total common stockholders' equity (deficit)      198,561               196,128      209,840      219,194     (412,860)     (445,970)

 (1) The "Recapitalization expenses" consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.


 (2) The "Restructuring expenses" are related to the restructuring announced in March 2000. The Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through September 2001, these actions will reduce our global workforce by about 20%.


 (3) Net income from discontinued operations represents the activity of The Finance Company of Illinois, an equipment financing business that was distributed to our preexisting stockholders on June 29, 1999.

 (4) Effective January 1, 1997, our stockholders elected under the S Corporation rules of the Internal Revenue Code to have Knowles' income included in their own income for federal income tax purposes. As a result of the Recapitalization, we terminated our S Corporation status for federal income tax purposes effective June 29, 1999. For informational purposes, the selected historical consolidated financial data includes an unaudited pro forma presentation of income taxes which would have been recorded if we had been a C Corporation.

 (5) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, miscellaneous income/expense, and for the twelve months ended December 31, 2000, expenses relating to our restructuring announced in March 2000, and for the twelve months ended December 31, 1999, our recapitalization expenses. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

 (6) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes and fixed charges) by fixed charges (interest expense plus one-third of rental expense (the portion deemed representative of the interest factor)). Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 2000 by approximately $4.9 million.


 (7) Effective for the calendar year 1997 reporting period, we changed our fiscal year from one ending on June 30 to one ending on December 31.

Item 7.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report on Form 10-K.

OVERVIEW

         We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products that have high growth potential. Since we were founded in 1946, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducer and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing in the United States and other countries. We have numerous international operations with our largest facilities in the United States, Malaysia, China, Germany and Austria. Our 2000 revenue, operating income and EBITDA, as reported, were $238.1 million, $37.4 million and $49.9 million, respectively. Our 2000 revenue, operating income and EBITDA, adjusted for our restructuring charges of $18.4 million, were $238.1 million, $55.9 million and $68.3 million, respectively.

         Our three segments are:

         - KE-HEARING AID COMPONENTS. KE, our most significant business unit, designs, manufactures and markets subminiature acoustic transducers and other components for hearing aids. The transducer is the name given to both the microphone and receiver in a hearing aid. KE is the world's largest manufacturer of hearing aid transducers.

         - EMKAY -ACOUSTICS AND INFRARED TECHNOLOGY. Emkay began business in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential, including computer telephony integration, automotive communications and entertainment systems, and devices other than PCs accessing the web.

         - AUTOMOTIVE COMPONENTS. Our Automotive Components business unit is comprised of two businesses, Synchro-Start Products, Inc. ("SSPI"), which produces diesel engine solenoids and electronic governors, and Ruf Electronics GmbH ("Ruf"), a leading producer of automotive position sensors. During the next several months, we expect to divest the Ruf position sensor business, which accounts for approximately 40% of the sales and a negligible portion of the operating income of this segment. We do not know now exactly when the business will be sold, nor for how much, but the effect on financial condition is not expected to be material.

         The following table sets forth our net sales growth from each segment the last three years.


                                1998 vs 97    1999 vs 98    2000 vs 99
                               -----------   -----------   -----------

KE                                 10.0%          0.9%         4.0%
Emkay                              26.9%          2.3%        10.1%
Automotive Components              -3.1%        -11.2%         0.4%
     Total                          7.7%         -2.5%         3.9%

         The following table sets forth the approximate percentage of our net sales from each segment.

                                            Year Ended December 31,
            Segment                       1998        1999        2000
            -------                       ----        ----        ----
KE                                        57.1%       59.1%       59.1%
Emkay                                     13.4%       14.1%       14.9%
Automotive Components                     29.5%       26.8%       25.9%
                              ----------------------------------------------

      Total                              100.0%      100.0%      100.0%
                              ==============================================


         The following table sets forth the percentage of our operating income from each segment. The percentages for the year ended December 31, 1999 exclude one-time recapitalization expenses of $10.7 million and special charges of $8.9 million and for the year ended December 31, 2000 exclude one-time restructuring charges of $18.4 million. (All periods exclude unallocated corporate expenses.)

                                                         Year Ended December 31,
                    Segment                           1998        1999         2000
                    -------                           ----        ----         ----
KE                                                    81.2%      102.1%        94.3%
Emkay                                                 10.8%        4.1%         5.6%
Automotive Components                                 15.0%       -0.7%        10.4%
Unallocated amount - Corporate overhead               -7.0%       -5.5%       -10.3%
                                            ----------------------------------------------
      Total                                          100.0%      100.0%       100.0%
                                            ==============================================


         Net sales. We recognize net sales upon the shipment of products to the buyer, which is typically when title transfers to the buyer.

         Growth in net sales for KE has generally been driven by demographics, technological advances and improved hearing aids. There has been growing price competition in KE's market over the last several years. KE believes that the market for hearing aids can be expanded to more than offset this decline in transducer prices.

         Net sales for Emkay have been driven by the emergence of new markets for acoustic and infrared technologies and our penetration of those markets. The market for Emkay's products has been growing substantially, due to technological advances in and increased penetration of voice recognition and computer telephony integration products. However, we believe that sales of complex voice recognition products will not increase substantially until voice recognition software provides better performance. We also believe that sales of voice recognition products have stagnated both in Europe and in North America in particular as a result of consumer dissatisfaction with product performance. There has been price competition in these markets.


         Net sales from Automotive Components are generally driven by the sale of diesel engine solenoids and position sensors. Sales of diesel engine solenoid products for use as replacement parts fluctuate substantially from quarter to quarter, which can have a noticeable effect on the operating income of the Automotive Components segment. In the last several years, the diesel engine solenoid market has been flat in the United States, declining in western Europe and growing in the rest of the world. We expect net sales of these solenoids to grow slowly. Net sales of position sensors products are driven by sales of new automobiles and trucks, which are expected to remain relatively flat. However, we expect advanced "drive-by wire" control systems to be included in more new luxury vehicles, and later across other product lines of the automotive manufacturers, which would result in more position sensors being installed per vehicle. In "drive-by-wire" control systems there is no direct mechanical connection between the actions taken by the driver and the vehicle's response, i.e., the steering wheel is not connected by the steering column to the front tires, but is instead connected to an electronic control system that signals the tires to be turned by a separate mechanical process.

         Automotive Components' net sales of sensors have recently decreased for two reasons. First, currency changes between the German Deutschemark and the U.S. dollar caused a reduction of approximately $4.0 million and $1.8 million in position sensor sales in 2000 compared to 1999 and 1999 compared to 1998, respectively. Second, the current diesel fuel injection pump of our largest, position sensor customer is being replaced by a new technology on some diesel engines, due in part to environmental regulations in Europe and North America. Consequently, this customer reduced orders of this sensor for use on both larger and smaller diesel engines by approximately $2.8 million in 2000 compared to 1999 and $4.0 million in 1999, compared to 1998. We are seeking to address these declines in sales by developing new products and establishing new customer relationships. For example, we have recently entered into a single source contract with a major North American automobile parts manufacturer from whom we have not previously had significant revenues. There is substantial price competition in the Automotive Components' market. Original equipment manufacturers generally require scheduled price decreases.


         Cost of sales. Our cost of sales consists mainly of materials, direct and indirect labor costs and other overhead. Other overhead includes depreciation, equipment maintenance, shipping and manufacturing supplies. Direct and indirect labor payroll expense is the largest component of cost of sales. Depreciation is included as an expense in the line item that corresponds to the asset being depreciated (i.e., manufacturing facilities are depreciated in cost of sales, headquarter facilities are depreciated in general and administrative expense). The majority of our depreciation expense is reflected in cost of sales.

         Most of our direct labor is performed by a semi-skilled workforce. Therefore, we have emphasized moving manufacturing to lower wage locations, including China, Malaysia and Hungary. We have recently expanded our facilities in China and Hungary. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. We have outsourced all manufacturing activities previously performed at our Itasca, Illinois facility and we will outsource all our manufacturing activities of our Rolling Meadows, Illinois facility. In addition, we have ceased production at our United Kingdom manufacturing facility and we will cease production at our Taiwanese and German manufacturing facilities. Production from those operations will be moved to China, Malaysia and Hungary. We have reduced our workforce by 17.5% and we expect to reduce it by another 12.5% with the sale of Ruf.


         KE's material costs primarily relate to unprocessed materials or commodities, including steel, copper wire, and magnet bar stock. KE purchases certain integrated circuits and magnets customized specifically for its products from single source suppliers. Emkay's materials costs generally relate to similar unprocessed materials or commodities. Emkay has subcontracted some of its final assembly to third parties. These costs are included in materials costs. Automotive Components also purchases similar unprocessed materials and commodities. However, it also purchases parts and sub-assemblies customized specifically for its products and depends, therefore, to a greater extent on sub-assembly suppliers.

         Research and development. Research and development costs consist mainly of personnel cost, facilities and contract costs. The principal purpose of our research and development efforts is to strengthen the product lines of our segments and to provide new products for growth markets.

         Sales and marketing expense. Our sales and marketing expenses consist of personnel costs, advertising, market research and occupancy expenses. Our selling expenses have not been a significant portion of our period expenses, but are increasing due to Emkay, which is building a sales infrastructure to support future growth. We sell most of our products to original equipment manufacturers and distributors, through internal sales forces and outside sales agents.

         General and administrative expense. Our general and administrative expenses consist of personnel costs, legal, accounting and other professional costs, management information systems and rent. These expenses will increase noticeably as we explore new business opportunities and invest in new systems capabilities.

         We expect to replace certain management information systems over the next three years, requiring expenditures of approximately $9 million through 2002. A portion of the associated costs will be expensed and the remainder will be capitalized.

         Other income (expense). Other income (expense) consists of interest income, interest expense and miscellaneous expenses. Neither interest income nor interest expense was significant in 1998. However, due to our recapitalization, net interest expense increased to $22.3 million in 1999 and to $43.3 million in 2000.

         Income taxes. For 1998 and the first half of 1999 (prior to our recapitalization), Knowles was an S corporation and was generally not subject to federal income taxes. Income taxes paid during that time period relate to Knowles' non-U.S. subsidiaries that did not have the benefit of S corporation treatment and state and local taxes applicable to Knowles and its subsidiaries. Effective June 30, 1999, Knowles became a C corporation and subsequently, including 2000, is subject to federal income taxes. Income taxes were a small net credit in 2000 due to our ability to use a net loss carry forward from 1999. However, they are expected to be approximately 39% of pretax income in 2001.

         Income from discontinued operations. Knowles discontinued its equipment financing business and distributed it on June 29, 1999, the day prior to the recapitalization, to its preexisting stockholders. Net sales and costs and expenses directly attributable to these operations are not included in recurring operations on our income statements in the periods presented.

         Foreign exchange exposure. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). Our expenses are principally denominated in those currencies, but are also denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan. We do not hedge this exposure, since we generally incur significant costs in the same currencies in which we have sales. As we move more production out of Europe to Asia, we could become more exposed to relative changes in value among the euro, the U.S. dollar and major Asian currencies.

SPECIAL CHARGES IN 1999


         During the second quarter of 1999, we recognized non-recurring expenses related to our recapitalization of $10.7 million. These recapitalization expenses consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees. In addition, during the second and fourth quarters of 1999, we recognized special charges of $8.9 million to increase our reserves for slow moving and obsolete inventory and our product warranty claims. The increase in slow moving and obsolete inventories was due to the introduction of new products in 1998 that did not sell in 1999, management's new emphasis on managing inventory levels, which is intended to reduce the amount of inventory on hand by more quickly disposing of slow moving and obsolete inventory. Previously, we were more reluctant to write off slow moving or obsolete inventory as our approach was to try to utilize the inventory if at all possible. Our current approach is to not carry slow moving or obsolete inventory for such lengthy periods but instead to dispose of this inventory to reduce the carrying costs and free up warehouse capacity The increase in warranty claim experience was due to an increase in warranty claim experience due to extended warranty periods. Also, during the third quarter of 1999, we recognized a non-recurring expense of $3.9 million related to the amortization of deferred financing charges associated with our subordinated bridge notes.


CONSOLIDATED RESULTS OF OPERATIONS

         The table below shows the principal line items from our historical consolidated income statements, as a percentage of our net sales, for each of the periods discussed below.

                                              Year Ended December 31,
                                            1998        1999        2000
                                            ----        ----        ----
Net sales                                   100.0%      100.0%      100.0%
Cost of sales                                59.2%       63.9%       55.6%
Research and development                      4.6%        4.8%        4.3%
Sales and marketing expense                   4.9%        5.4%        5.3%
General and administrative expense           10.1%       10.3%       11.3%
Recapitalization expense                      0.0%        4.7%        0.0%
Restructuring expense                         0.0%        0.0%        7.7%
                                          ------------------------------------
Income from operations                       21.2%       10.9%       15.7%
EBITDA                                       26.0%       16.5%       20.9%

         Operating income and EBITDA, as a percentage of net sales, as reported, were 15.7% and 20.9%, respectively, for the year ended December 31, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges of $18,440, were 23.5% and 28.7%, respectively, for the year ended December 31, 2000. Operating income and EBITDA, as a percentage of net sales, as reported, were 10.9% and 16.5%, respectively, for the year ended December 31, 1999. Operating income and EBITDA, as a percentage of net sales, excluding the recapitalization and special charges discussed above, were 19.5% and 25.1%, respectively, for the year ended December 31, 1999.




YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


         The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                    Net sales            Percent of total sales
                                   ---------             ----------------------
                                   Year ended                 Year ended
                                   December 31,               December 31,
          Segment                   1999        2000        1999         2000
          -------                   ----        ----        ----         ----
KE                                $ 135.4     $ 140.8       59.1%        59.1%
Emkay                                32.3        35.6       14.1%        14.9%
Automotive Components                61.4        61.7       26.8%        25.9%
                                 -----------------------------------------------
       Total                      $ 229.1     $ 238.1      100.0%       100.0%
                                 ===============================================

         Overall, net sales increased 4% in 2000 compared to 1999. KE's net sales increased 4% this year compared to the same period last year. This is just slightly lower than the expected rate of growth for KE. The first half was much stronger than the second half. The first quarter was significantly stronger than the normal run rate, the second and third quarters were fairly typical, and the fourth quarter was much weaker than normal. The fourth quarter weakness was heavily weighted toward the end of the quarter, when a few of KE's customers began a significant inventory reduction program that probably will last through the second quarter of 2001. Within KE, Deltek product sales increased more than the division average, but on a much smaller sales base. Transducer unit volume increased more than 10% this year, but slightly more than half the unit volume increase was offset by reduced pricing. Emkay's net sales increased 10% in 2000 compared to the same period last year. Within Emkay, finished goods product sales accounted for most of the increase, component product sales grew at the division average and infrared product sales were only slightly better than last year. Infrared product sales were only slightly better on a reported basis this year compared to last year due to unfavorable U.S. dollar to German Deutschemark exchange rate changes year over year, but they increased 18% on a constant currency basis. Automotive Components' net sales were flat in 2000 compared to 1999. SSPI diesel solenoid net sales increased 17%, primarily due to large replacement parts orders from their largest customer. Ruf net sales decreased 17% on a reported basis, primarily due to unfavorable U.S. dollar to German Deutschemark exchange rate changes. However, Ruf's net sales declined only 4% on a constant currency basis and that decline was due to lower sales of a specific diesel throttle position sensor for their largest customer.


         The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.



                                       Cost of sales        Percent of segment sales
                                        Year ended               Year ended
                                        December 31,             December 31,
                                        ------------             ------------
          Segment                    1999        2000         1999          2000
          -------                    ----        ----         ----          ----
                                          (in millions, except percentages)
KE                                 $ 78.9      $ 69.4         58.3%         49.3%
Emkay                                21.1        20.6         65.3%         57.8%
Automotive Components                46.5        42.5         75.7%         68.9%
                                ---------------------
       Total                      $ 146.5     $ 132.5         63.9%         55.6%
                                =====================

         Consolidated cost of sales decreased by 8.3 percentage points as a percent of sales in 2000 compared to the same period the prior year. However,
3.9 percentage points was due to special charges in 1999, which were not repeated in 2000. This means that the gross margin performance improvement was approximately 4.4 percentage points or $10 million. We believe that about half of the savings was due to cost savings initiated in 1999 and the other half was due to the restructuring announced and initiated in March 2000. KE's cost of sales declined by 9.0 percentage points, 5.1 percentage points due to the 1999 special charges and 3.9 percentage points due to cost savings associated with the 1999 and 2000 product transfers. Emkay's cost of sales declined by 7.5 percentage points, 1.7 percentage points due to the 1999 special charges and 4.7 percentage points due to the June 30, 1999 increase in surplus and obsolete inventory leaving a 1.1 percentage point gross margin performance improvement for the year. And the Automotive Components group cost of sales declined by 6.8 percentage points, 2.3 percentage points due to the special charges and 4.5 percentage points due to gross margin improvement. About half of the gross margin improvement was due to lower Ruf costs resulting from the change in the exchange rate of the German Deutschemark to the US Dollar and the other half of the improvement was due to cost savings of the SSPI operations product transfers.


         The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                Percent of
                                                 Operating Income             Segment Sales
                                               --------------------         -----------------
                                                     Year ended                Year ended
                                                     December 31,              December 31,
                                               --------------------            ------------
                    Segment                       1999        2000           1999        2000
                    -------                       ----        ----           ----        ----
                                                       (in millions, except percentages)
KE                                             $  38.7       $  52.7         28.6%        37.4%
Emkay                                              1.3           3.1          4.0%         8.7%
Automotive Components                             (1.7)          5.8         -2.8%         9.4%
Recapitalization expenses                        (10.7)          --
Restructuring expenses                             --          (18.4)
Unallocated amount - corporate overhead           (2.4)         (5.7)
                                              ----------------------
   Total                                       $  25.2       $  37.4         11.0%        15.7%
                                              ======================


         Almost all of the increase in operating income was due to the improvement in the gross margin. Research and development expenses and selling and marketing expenses combined declined 0.6 percentage points as a percent of sales in 2000 compared to 1999, while general and administrative expenses increased 1.0 percentage points as a percent of sales. About half of the increase in general and administrative expense was due to the beginning of the Oracle ERP system implementation program and the other half was due to much higher legal and professional services expenses. KE division period expenses were down 0.2 percentage points despite higher general and administrative expenses. Emkay period expenses went up 2.8 percentage points, all due to research and development expenses. Automotive Components expenses were down 5.5 percentage points, primarily due to significantly lower research and development expenses and somewhat lower general and administrative expenses.

         During the second quarter of 1999, we recognized non-recurring expenses related to our recapitalization of $10.7 million. These recapitalization expenses consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

         We announced a major restructuring in March 2000, resulting in a charge for the year of $18.4 million. We are consolidating our worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing the components or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring expenses are essentially composed of severance payments to terminated employees or outplacement expenses.

         The five facilities where production is being eliminated with the number of positions being eliminated and the final production dates are as follows: (1) Burgess Hill, UK; 148 positions, June, 2000, (2) Itasca, IL, USA; 248 positions, September, 2000, (3) Taipai, Taiwan; 216 positions; March, 2001,
(4) Rolling Meadows, IL, USA; 26 positions; May, 2001, and (5) Hoenkirchen, Germany; 270 positions; September, 2001. Through September 2001, these actions will reduce our global workforce by 20 to 30%.

         We expect that the savings from the restructuring will be approximately $15 million annually. Although some benefits began to accrue in 2000 and will increase in 2001, the full impact of the benefits will not occur until 2002. These benefits also will be reduced by the amount of cost increases that are paid to remaining employees. In addition, during the next several months, we expect to divest the Ruf position sensor business.

         As a result of the restructuring charge this year and the recapitalization and special charges last year, we reported operating income of $37.4 million in 2000 compared to operating income of $25.1 million in 1999. After adjusting out the restructuring charge this year and the recapitalization and special charges last year, we had adjusted operating income of $55.9 million this year compared to $ 44.7 million last year. On an adjusted basis our operating income increased $11.2 million or 25% this year compared to last year.


         In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was $43.3 million this year compared to $23.2 million last year (which had only a half year of the higher interest related to the recapitalization transaction).

         Income tax expense was a credit of $1.1 million this year compared to an expense of $9.0 million last year. The difference is due to our ability to use the tax loss carryforward from the second half of last year, and to Knowles being an S Corporation for federal income tax purposes the first half of last year and the Company not realizing the benefit of the tax loss the second half of last year when it just became a new C corporation.


         As a result of the interest expense and taxes (and the restructuring charge in 2000 and the recapitalization and special charges in 1999), we reported a loss from continuing operations of $3.9 million this year compared to a loss from continuing operations of $6.3 million last year.





YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


         The following table sets forth net sales by segment and segment net sales as a percent of total sales.


                                      Net sales           Percent of total sales
                                      ---------           ----------------------
                                     Year ended               Year ended
                                     December 31,             December 31,
                                     ------------             ------------
          Segment                   1998        1999       1998         1999
          -------                   ----        ----       ----         ----
                                       (in millions, except percentages)
KE                                $ 134.1     $ 135.4      57.1%        59.1%
Emkay                                31.6        32.3      13.4%        14.1%
Automotive Components                69.2        61.4      29.5%        26.8%
                                --------------------------------------------------
       Total                      $ 234.9     $ 229.1      100.0%       100.0%
                                ==================================================

         Overall, net sales decreased 2% in 1999 compared to 1998. KE's net sales increased 1% in 1999 compared to 1998. The small increase is attributable to increased unit volumes, substantially offset by price decreases. Many of KE's contracts offering significant price decreases to customers expire in 2001 and we intend to work to reduce the number of such contracts in future years. Emkay's net sales increased 2% due to further penetration of wired headsets in Europe and microphone sales in Asia, offset in large part by a decrease in wired headset sales in North America and, to a lesser extent, by lower sales of wireless headsets. We believe the decrease in wired headset sales resulted from stagnant sales of complex voice recognition software, particularly in North America, due to a lower level of performance than had been anticipated. We also believe sales of complex voice recognition software and products will not increase substantially until the technology provides better performance. Emkay's net sales increase of infrared product was substantially offset by unfavorable foreign currency fluctuations. Automotive Components' net sales decreased 11%. Negative foreign currency movement reduced sales by approximately 3% and a significant reduction in orders for a diesel fuel sensor as a result of one customer's diesel fuel pump being replaced by new technology, partly in response to environmental regulations, reduced sales by approximately 6%. Net sales of this sensor to this manufacturer were $10 million in 1998 compared to $6 million in 1999. Automotive Components' net sales to another original equipment manufacturer also decreased as that manufacturer has begun to dual source components that we had previously supplied on a sole source basis. Our net sales to this manufacturer were in excess of $4 million in 1998 compared to less than $3 million in 1999. We are seeking to address these declines in sales by developing new products and establishing new customer relationships.

         The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                    Cost of sales       Percent of segment sales
                                    -------------       ------------------------
                                     Year ended                Year ended
                                     December 31,             December 31,
                                     ------------             ------------
          Segment                    1998        1999        1998         1999
          -------                    ----        ----        ----         ----
                                          (in millions, except percentages)
KE                                 $ 75.2      $ 78.9       56.1%        58.3%
Emkay                                18.7        21.1       59.2%        65.3%
Automotive Components                45.2        46.5       65.3%        75.7%
                                ---------------------
       Total                      $ 139.1     $ 146.5       59.2%        63.9%
                                =====================


         Consolidated cost of sales increased by 4.7 percentage points as a percentage of sales. However, when the $8.9 million of special charges for the increases in the inventory reserve and warranty accrual are removed, consolidated cost of sales actually decreased by $1.5 million or 0.7 percentage points as a percentage of sales. KE's increase in cost of sales percentage reflects increased warranty accrual and increased slow-moving inventory reserves, partially offset by the shift of production to lower wage locations. Emkay's 6.1 percentage point increase in cost of sales resulted largely from a one-time adjustment of inventory (particularly headsets) to a lower net realizable value, reflecting the stagnant conditions in the voice recognition software market as discussed above. As a percent of net sales, Automotive Components' cost of sales increased 10.4 percentage points due to fixed costs being spread over lower net sales, an increase in slow-moving inventory reserves, and higher rent in Germany.


         The selling and administrative expense increase is attributable to increased bad debt provisions for certain customers of KE, higher investment in sales personnel by Emkay, primarily to penetrate the North American market, and the cost of a business development study for Automotive Components. These additional selling and administrative increases were partially offset by the absence of stock appreciation rights expense in 1999 as a result of our recapitalization.

         Research and development expenses were slightly higher in 1999 due to increased investment in product development personnel by Emkay, partially offset by a lower level of circuit prototype development at KE.

         The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                      Operating Income         Percent of sales
                                                      ----------------         ----------------
                                                         Year ended               Year ended
                                                         December 31,            December 31,
                    Segment                            1998        1999         1998        1999
                    -------                            ----        ----         ----        ----
                                                            (in millions, except percentages)
KE                                                    $ 40.4      $ 38.7        30.1%       28.6%
Emkay                                                    5.4         1.3        17.1%        4.0%
Automotive Components                                    7.5        (1.7)       10.8%       -2.8%
Recapitalization expenses                                  -       (10.7)
Unallocated amount - corporate overhead                 (3.5)       (2.4)
                                                 -----------------------
   Total                                              $ 49.8      $ 25.2        21.2%       11.0%
                                                 =======================

         Operating income as a percent of sales declined 10.2 percentage points in 1999 primarily due to recapitalization expenses of $10.7 million , special charges of $8.9 million for increases to our reserves for slow moving and obsolete inventory and our product warranty claims and higher costs at Automotive Components as discussed above.

         Interest expense was significantly higher in 1999 than 1998 as a result of the debt that we incurred to finance our recapitalization.

         Income tax expense increased in 1999 because we established a valuation allowance of $6.3 million for certain foreign net operating loss carryforwards, which are more likely not to be realized, and we provided $3.1 million for the anticipated tax liability on unremitted foreign earnings, which are not considered permanently reinvested. Knowles Electronics Holdings was an S Corporation and generally not subject to federal income taxes during 1998, and in 1999 through June 29, when our S Corporation status was terminated.

         Income from continuing operations was a $6.3 million loss in 1999 compared to income of $41.2 million in 1998, primarily due to the recapitalization charges and interest expense in 1999 and not in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. Prior to June 30, 1999 we also used available funds for cash dividends and to finance our equipment lease lending operation, which was discontinued. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs (other than dividends and lending operation receivables), and we will also need to fund repayments of principal under our term loans ($9.4 million in 2001, $9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $42 million each year. We expect to satisfy these needs with cash from operating activities. We also have available under our Revolving Facility borrowings of up to $50 million, subject to certain conditions. We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

         The amount payable to our preexisting stockholders for the repurchase of their common stock in our recapitalization was subject to a post-closing adjustment. In June 2000, the independent accountants appointed pursuant to the recapitalization agreement determined that Knowles owed the preexisting stockholders approximately $8.3 million of the $13.3 million purchase price adjustment originally proposed by the preexisting stockholders, plus approximately $0.7 million in interest. The purchase price adjustment was recorded as a reduction to stockholders' equity in 2000.

         Net cash provided by operating activities was $22.8 million in 2000 compared to $49.3 million in 1999. These amounts in 1999 include $30.0 million of net cash provided by discontinued operating activities in the first half of that year. Net cash provided by continuing operations was $22.8 million in 2000 compared to $19.2 million in 1999. Income from continuing operations was a loss of $3.9 million in 2000 compared to a loss of $6.3 million in 1999. Although accounts receivable decreased by $1.0 million and accounts payable increased by $4.0 million contributing to the availability of cash, working capital use of cash exceeded availability due to $4.5 million of increased inventory and $7.8 million of restructuring costs.

         Net cash used in investing activities was $15.5 million in 2000 compared to $14.5 million last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

         Net cash used in financing activities was $11.0 million in 2000 as compared to $19.1 million last year. The issuance of preferred and common stock of $190.6 million and the debt proceeds of $350.1 million funded the purchase of common stock and the related recapitalization costs in the second quarter of 1999. These were partially offset by costs associated with the equity and debt financing of $26.6 million. Dividends paid were $24.8 million in 1999.

         Net cash provided by operating activities was $49.3 million for 1999, as compared to $56.1 million in 1998. These amounts include $30.0 million and $19.2 million, respectively, of net cash provided by discontinued operating activities in 1999 and 1998. Net cash provided by continuing operations was $19.2 million and $36.9 million, respectively, in 1999 and 1998. Income from continuing operations was a loss of $6.3 million in 1999 compared to income of $41.2 million in 1998. The 1999 results reflect charges for interest expense and recapitalization expenses of $23.2 million and $10.7 million, respectively. Accounts receivable increased by $3.8 million, we believe due to normal business fluctuations. Inventory increased by $2.4 million, excluding the provision for obsolescence, due to normal business fluctuations and a buildup to cover planned production moves. Accounts payable and other current liabilities increased $13.2 million due to accrued interest expense and higher accrual for warranty costs and customer rebates. Deferred income tax liability increased by $4.7 million due primarily to a provision for tax liability on unremitted foreign earnings.


         Net cash used in investing activities was $14.5 million in 1999, as compared to $16.3 million in 1998. This decline is due to reduced purchases of property, plant and equipment.

         Net cash used in financing activities was $19.1 million in 1999 as compared to $41.7 million in 1998. The issuance of preferred and common stock of $190.6 million and the debt proceeds of $350.1 million funded the purchase of common stock and the related recapitalization costs in 1999. Dividends paid were $24.8 million and $40.4 million in 1999 and 1998, respectively. In the future, cash used in financing activities will consist mostly of repayments of principal beginning in September 2000 of our credit facilities and the Notes.

         We expect capital expenditures of $17.0 million in 2001. Our two largest capital expenditures during 2000 were to build a new facility for the expansion of our manufacturing operations in Hungary and to purchase new ERP system hardware and software. We expect our major capital expenditures in 2001 will be to support new product introductions for Emkay and for new production equipment for KE. We may also pursue acquisitions or joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.

THE RECAPITALIZATION

          On June 30, 1999, Key Acquisition, L.L.C. ("Key Acquisition"), all of whose membership interests are held by limited partnerships for which Doughty Hanson & Co. Limited or its affiliates (collectively, "Doughty Hanson") act as general partner, acquired control of Knowles Electronics, Inc. in a recapitalization transaction ("Recaptilization"). On June 29, 1999, Knowles' equipment financing business, which included certain parcels of real estate, were distributed to our preexisting stockholders, in redemption of 10% of the stock owned by those stockholders. As part of the June 30, 1999 recapitalization, we repurchased from our preexisting stockholders for $505.5 million 90% of our common stock remaining outstanding after the previous day's redemption, and our preexisting stockholders exchanged their remaining common stock for shares of the newly authorized common stock and preferred stock. In addition, upon closing of the Recapitalization, certain of our senior officers purchased shares of newly authorized common stock issued by Knowles. Upon the closing of the recapitalization, Key Acquisition owned approximately 82.3% of our newly authorized common stock and approximately 88.9% of our newly authorized preferred stock, certain of our preexisting stockholders owned approximately 10.3% of our common stock and approximately 11.1% of our preferred stock, and certain of our senior officers owned approximately 7.4% of our common stock.

          The amount payable to our preexisting stockholders for the repurchase of their common stock in our recapitalization was subject to a post-closing adjustment payable by Knowles to our preexisting stockholders or by our preexisting stockholders to Key Acquisition. In June 2000, the independent accountants appointed pursuant to the recapitalization agreement determined that Knowles owes the preexisting stockholders approximately $8.3 million of the $13.3 million purchase price adjustment originally proposed by the preexisting stockholders, plus approximately $0.7 million in interest. The purchase price adjustment was recorded as a reduction to stockholders' equity in the second quarter of 2000. In addition, Knowles agreed to indemnify our preexisting stockholders for any damages they suffer as a result of any breach of the various representations, warranties and agreements made by Key Acquisition in connection with our recapitalization.

          In connection with the Recapitalization, a syndicate of lenders led by The Chase Manhattan Bank and Morgan Stanley Senior Funding, Inc. provided us with a $250 million senior credit facility consisting of a $50 million revolving credit facility, subject to certain conditions, and $200 million in term loans. We also sold $150 million of subordinated bridge notes to Morgan Stanley Senior Funding, Inc. and The Chase Manhattan Bank, all of which were repaid with proceeds from the senior subordinated offering of October 15, 1999 and available cash. The Recapitalization was financed with the term loans under the senior credit facility and subordinated bridge notes as well as a $214.2 million equity investment by Key Acquisition, certain senior officers of Knowles and the Knowles family. The sources and uses of funds for the Recapitalization are summarized below:

                                SOURCES AND USES
                                  (IN MILLIONS)

                                                    SOURCES OF FUNDS             AMOUNT
                                           ----------------------------------   -------
                                           Revolving facility(1).............    $  --
                                           Term Loan A.......................       50.0
                                           Term Loan B.......................      150.0
                                           Senior Subordinated Notes.........      150.0
                                           Redeemable preferred stock due
                                           2019:
                                             Purchased by Doughty Hanson.....      164.4
                                             Issued in exchange for common
                                                stock of preexisting
                                                stockholders.................       20.6
                                           Common stock:
                                             Purchased by Doughty Hanson.....       24.0

                                             Issued in exchange for common
                                                stock of preexisting
                                                stockholders.................        3.0
                                             Purchased by senior officers....        2.2
                                                                                 -------
                                           Total sources.....................    $ 564.2
                                                                                 =======

                                                    USES OF FUNDS                 AMOUNT
                                         ---------------------------------      ---------
                                         Cash purchase of common stock(3).       $ 505.5
                                         Acquisition of common stock of pre-
                                           existing stockholders in exchange
                                           for new common and preferred
                                           stock..........................          23.6
                                         Post - closing adjustment paid to
                                         preexisting stockholders(2)......           8.3
                                         Fees and expenses................          26.6
                                         Cash retained by Knowles.........           0.2
                                                                                 -------
                                         Total uses.......................       $ 564.2
                                                                                 =======

----------

(1) Total availability under the revolving facility is $50.0 million, subject to certain conditions.

(2) Our preexisting stockholders proposed a purchase price adjustment due them. Doughty Hanson counterproposed a purchase price adjustment due the Company. In June 2000, the independent accountants appointed pursuant to the recapitalization agreement determined that Knowles owed the preexisting stockholders approximately $8.3 million of the $13.3 million purchase price adjustment originally proposed by the preexisting stockholders, plus approximately $0.7 million in interest.

(3) We also paid our preexisting stockholders $2.8 million for certain tax deductions they lost as a result of the recapitalization.

          Ownership of Knowles. Key Acquisition, which owns approximately 82.3% of our common stock and 88.9% of our preferred stock, is controlled by Doughty Hanson. Doughty Hanson was founded in 1986 as a private partnership dedicated to originating and arranging private equity and venture capital transactions for market-leading businesses in Europe. To date, the firm has invested $11.0 billion of capital on behalf of a variety of institutional investors, and it has become Europe's largest independent private equity fund manager. Since its formation, Doughty Hanson has made investments in a variety of industries, including sanitary installation systems, flooring products, non-beverage metal packaging, sports watches, aircraft parts, precision parts and athletic apparel and equipment manufacturing. The investment in Knowles represents Doughty Hanson's first major equity investment in the United States.

          Holding Company Reorganization. Subsequent to the Recapitalization, we reorganized Knowles Electronics, Inc. as a holding company. Pursuant to a contribution agreement on August 30, 1999 Knowles Electronics, Inc. contributed substantially all of its assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Credit Agreement and Subordinated Bridge Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc. is now a holding company that does not conduct any significant operations. Subsequent to the transaction, Knowles Electronics, Inc. changed its name to Knowles Electronics Holdings, Inc.


THE CREDIT AGREEMENT

         We entered into the Credit Agreement, dated June 28, 1999 and amended and restated as of July 21, 1999 and April 10, 2000, with the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent and Swingline Lender, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Chase Securities Inc., as Lead Arranger and Book Manager. The Credit Agreement consists of (i) a $50 million seven-year term loan facility ("Term Loan A"), (ii) a $150 million eight-year term loan facility ("Term Loan B") and (iii) a $50 million seven-year revolving credit facility (the "Revolving Facility"), subject to certain conditions. Under the terms of the Credit Agreement, and in order to provide financing for the Recapitalization, Term Loan A and Term Loan B were fully drawn on June 30, 1999, the closing date of the Recapitalization. The Revolving Facility will be available for working capital and general corporate purposes. Term Loan A will amortize quarterly, with the following payments being made at the end of each quarter during the following periods.

                                  REPAYMENT DATES                                  AMOUNT
                                  ---------------                                  ------
                                  September 30, 2000 to June 30, 2001 ....       $ 1,250,000
                                  September 30, 2001 to June 30, 2003 ....         1,875,000
                                  September 30, 2003 to June 30, 2006 ....         2,500,000
                                                                                 -----------
                                              Total.......................       $50,000,000
                                                                                 ===========

         Term Loan B will amortize quarterly, with the following payments being made at the end of each quarter during the following periods.

                                  REPAYMENT DATES                                  AMOUNT
                                  ---------------                                  ------
                                  September 30, 2000 to June 30, 2006 ....   $     375,000
                                  September 30, 2006 to June 29, 2007 ....      35,250,000
                                                                             -------------
                                              Total.......................   $ 150,000,000
                                                                             =============

         The Revolving Facility is available as revolving credit advances or letters of credit. This facility has no scheduled reduction in availability. Final repayment is due on all amounts outstanding under this facility on June 30, 2006. The Credit Agreement provides for certain limitations governing advances under the Revolving Facility, in particular limits on the amount of letters of credit and swingline loans outstanding at any one time.

PREPAYMENT

         In addition to the scheduled repayment dates described above, in certain circumstances the Credit Agreement requires us to make mandatory prepayments of outstanding amounts under Term Loans A and B, when we or our subsidiaries receive proceeds of certain material dispositions and insurance claims or issue certain indebtedness, and commencing in 2001 and depending on our leverage ratio, when we have a positive adjusted cash flow in the prior year. Indebtedness under the Credit Agreement may be voluntarily prepaid by us in whole or in part without premium or penalty.

INTEREST RATE AND FEES

         Amounts outstanding under Term Loan A and the Revolving Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 2.75% (as amended April 10, 2000) or
(2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50% ("Alternate Base Rate"), in each case plus an initial margin of 1.75%. Amounts outstanding under Term Loan B will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 3.25% (as amended April 10, 2000) or
(2) the Alternate Base Rate plus an initial margin of 2.25%. The interest margin may be reduced for advances under all three facilities if we, on a consolidated basis, meet certain specified leverage ratio targets during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original interest margin if such leverage ratios do not continue to be met.

         We will pay a commitment fee on the undrawn portion of the Revolving Facility at a rate of 0.375% to 0.50% per annum, depending upon our leverage ratio. In addition, we will pay certain agency and other fees.

GUARANTEE AND SECURITY

          Our obligations under the Credit Agreement are guaranteed by our U.S. subsidiaries. As security for our obligations under the Credit Agreement, we have pledged all of the shares of our U.S. subsidiaries and 65% of the shares of our non-U.S. subsidiaries and have granted the lenders a security interest in substantially all of our assets and the assets of our U.S. subsidiaries.

COVENANTS

         The Credit Agreement contains a number of covenants requiring us to achieve or maintain specified consolidated financial ratios, including certain interest expense coverage ratios and certain leverage ratios. The Credit Agreement also contains general covenants which restrict the incurrence of debt and liens, the payment of dividends, the incurrence of substantially all other additional debt (with the exception of the Notes), the disposition of assets, the incurrence of capital expenditures above certain levels or the making of other investments and certain other activities and transactions.

SENIOR SUBORDINATED DEBT

         We issued Notes under an Indenture, dated October 1, 1999, among us, the Subsidiary Guarantors and the Bank of New York, as Trustee (the "Trustee"). The Notes are general unsecured obligations of the Company, rank subordinate to all Senior Indebtedness of the Company and pari passu or senior to all other Indebtedness of the Company, and are unconditionally guaranteed on a general unsecured senior subordinated basis by all of the Company's existing and future domestic Restricted Subsidiaries and any other Restricted Subsidiaries of the Company that guarantee the Company's indebtedness under the Credit Agreement.

PRINCIPAL, MATURITY AND INTEREST

         The Company issued $153,200,000 aggregate principal amount of Notes on October 1, 1999 in denominations of $1,000 and integral multiples of $1,000. The Notes will mature on October 15, 2009. The Notes will not be entitled to the benefit of any mandatory sinking fund.

         Subject to the covenants described below under "Covenants" and applicable law, the Company may issue additional Notes under the Indenture. The Notes offered hereby and any additional Notes subsequently issued will be treated as a single class for all purposes under the Indenture.

         Interest on the Notes will accrue at the rate of 13 1/8% per annum and will be payable semi-annually in arrears on each April 15 and October 15 (each, an "Interest Payment Date"), commencing on April 15, 2000. Payments will be made to the persons who are registered Holders at the close of business on April 1 and October 1, respectively (each, a "Regular Record Date"), immediately preceding the applicable interest payment date.

         If by the date that is 210 days after the Issue Date the Company and the Subsidiary Guarantors have not consummated a registered exchange offer for the Notes or caused a shelf registration statement with respect to resales of the Notes to be declared effective, the annual interest rate on the Notes will increase by 0.5% until the consummation of a registered exchange offer or the effectiveness of a shelf registration statement. The Company did not consummate a registered exchange offer for the Notes or cause a shelf registration statement with respect to resales of the Notes to be declared effective within the 210 day period, and therefore began incurring the additional interest beginning April 29, 2000.

         The Company's registration became effective September 13, 2000 and all the notes were exchanged for registered notes on October 13, 2000. The penalty interest accrued through that day and all but 13 days was paid with the October 15, 2000 interest payment. The remaining interest penalty will be paid on the next interest payment date, April 16, 2001.

GUARANTEES

         Payment of the principal of, premium, if any, and interest on the Notes will be guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain Subsidiaries of the Company (the "Subsidiary Guarantors"), each of which has guaranteed Indebtedness of the Company incurred under the Credit Agreement. All current and future Restricted Subsidiaries of the Company other than Foreign Subsidiaries will be "Subsidiary Guarantors." In addition, if any Restricted Subsidiary which is a Foreign Subsidiary becomes a guarantor of Indebtedness of the Company incurred under the Credit Agreement, the Company will cause such Restricted Subsidiary to guarantee the Company's obligations under the Notes. Foreign Subsidiaries of the Company, which have substantial assets, liabilities, net sales and income, will not initially guarantee the Notes, and the Company does not anticipate that any Foreign Subsidiary will at any time become a Subsidiary Guarantor.

         The Note Guarantee of any Subsidiary Guarantor may be released in certain circumstances.

COVENANTS

          LIMITATION ON INDEBTEDNESS

          The Company will not, and will not permit any of its Restricted Subsidiaries to, Incur any Indebtedness (other than the Notes, the Exchange Notes, the Note Guarantees and Indebtedness existing on the Issue Date); provided that the Company and any Restricted Subsidiary may Incur Indebtedness if, after giving effect to the Incurrence of such Indebtedness and the receipt and application of the proceeds therefrom, the Interest Coverage Ratio would be greater than 2:1 with respect to any Incurrence prior to April 1, 2001, 2.25:1 with respect to any Incurrence on or after April 1, 2001 and prior to October 1, 2002, and 2.5:1 with respect to any Incurrence on or after October 1, 2002.

         LIMITATION ON SENIOR SUBORDINATED INDEBTEDNESS

         The Company will not, and will not permit any Subsidiary Guarantor to, Incur any Indebtedness that is subordinate in right of payment to any Senior Indebtedness of such Person unless such Indebtedness is pari passu with, or subordinated in right of payment to, the Notes or the Note Guarantee of such Subsidiary Guarantor, as the case may be; provided that the foregoing limitation shall not apply to distinctions between categories of Senior Indebtedness of the Company or any Subsidiary Guarantor that exist by reason of any Liens or Guarantees arising or created in respect of some but not all such Senior Indebtedness.

         LIMITATION ON RESTRICTED PAYMENTS

         The Company will not, and will not permit any Restricted Subsidiary to, directly or indirectly: (i) declare or pay any dividend or make any distribution on or with respect to its Capital Stock (other than (x) dividends or distributions payable solely in shares of its Capital Stock (other than Disqualified Stock) or in options, warrants or other rights to acquire shares of such Capital Stock and (y) pro rata dividends or distributions on Common Stock of Restricted Subsidiaries held by minority stockholders) held by Persons other than the Company or any of its Restricted Subsidiaries; (ii) purchase, redeem, retire or otherwise acquire for value any shares of Capital Stock of the Company; (iii) make any voluntary or optional principal payment, or voluntary or optional redemption, repurchase, defeasance, or other acquisition or retirement for value, of Indebtedness of the Company that is subordinated in right of payment to the Notes; or (iv) make any Investment, other than a Permitted Investment, in any Person (such payments or any other actions described in clauses (i) through (iv) above being collectively "Restricted Payments") if, at the time of, and after giving effect to, the proposed Restricted Payment: (A) a Default or Event of Default shall have occurred and be continuing (B) the Company could not Incur at least $1.00 of Indebtedness under the first paragraph of the "Limitation on Indebtedness" covenant or (C) the aggregate amount of all Restricted Payments (the amount, if other than in cash, to be determined in good faith by the Board of Directors, whose determination shall be conclusive and evidenced by a Board Resolution) made after the Issue Date shall exceed the sum of a specific formula contained in the agreement.

         LIMITATION ON DIVIDEND AND OTHER PAYMENT RESTRICTIONS AFFECTING RESTRICTED SUBSIDIARIES

         The Company will not, and will not permit any Restricted Subsidiary to, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any Restricted Subsidiary to: (i) pay dividends or make any other distributions permitted by applicable law on any Capital Stock of such Restricted Subsidiary owned by the Company or any other Restricted Subsidiary; (ii) pay any Indebtedness owed to the Company or any other Restricted Subsidiary; (iii) make loans or advances to the Company or any other Restricted Subsidiary; or (iv) transfer any of its property or assets to the Company or any other Restricted Subsidiary.

         LIMITATION ON LIENS

         The Company shall not Incur and shall not permit any Subsidiary Guarantor to Incur, any Indebtedness secured by a Lien ("Secured Indebtedness") which is not Senior Indebtedness unless contemporaneously therewith effective provision is made to secure the Notes if such Indebtedness is issued by the Company or the Note Guarantee issued by the Subsidiary Guarantor if such Indebtedness is issued by such Subsidiary Guarantor equally and ratably with (or, if the Secured Indebtedness is subordinated in right of payment to the Notes and the Note Guarantees, prior
to) such Secured Indebtedness for so long as such Secured Indebtedness is secured by a Lien.

         LIMITATION ON ASSET SALES

         The Company will not, and will not permit any Restricted Subsidiary to, consummate any Asset Sale, unless: (i) the consideration received by the Company or such Restricted Subsidiary is at least equal to the fair market value of the assets sold or disposed of; and (ii) at least 75% of the consideration received consists of: (A) Replacement Assets; or (B) cash or Temporary Cash Investments, provided that the amount of: (a) any liabilities of the Company or any such Restricted Subsidiary that are assumed by the transferee of any such assets, provided that the Company or such Restricted Subsidiary is irrevocably and unconditionally released in writing from all such liabilities, or (b) any notes or other obligations received by the Company or any such Restricted Subsidiary from such transferee that are converted within 120 days by the Company or such Restricted Subsidiary into, shall be deemed to be cash for the purposes of determining the percentage of cash or Temporary Cash Investments received by the Company or such Restricted Subsidiary.

         REPURCHASE OF NOTES UPON A CHANGE OF CONTROL

         The Company must commence, within 30 days of the occurrence of a Change of Control, and consummate an Offer to Purchase for all Notes then outstanding, at a purchase price equal to 101% of the principal amount thereof, plus accrued interest (if any) to the Payment Date.

         There can be no assurance that the Company will have sufficient funds available at the time of any Change of Control to make any debt payment (including repurchases of Notes) required by the foregoing covenant (as well as any covenant that may be contained in other securities of the Company which might be outstanding at the time). The above covenant requiring the Company to repurchase the Notes will, unless consents are obtained, require the Company to repay all indebtedness then outstanding which by its terms would prohibit such Note repurchase, either prior to or concurrently with such Note repurchase.

NEW ACCOUNTING PRONOUNCEMENTS

         Management does not anticipate that the adoption of any new accounting pronouncement will have a material effect on our results of operations or on the financial position of the Company.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         Our sales have been subject to a small degree of seasonality in the past several years. In each of of the last two years, our fourth quarter revenues were the strongest . This seasonality of our sales resulted primarily from low KE transducer sales in the third quarter and very strong Emkay's sales in the second half of the year, which results in a strong fourth quarter.

      The following table sets forth net sales, costs and expenses and operating income by fiscal quarter.

         NET SALES, COSTS AND EXPENSES, AND OPERATING INCOME BY QUARTER
                                  (In Millions)

                                    March 31,   June 30,    Sept. 30,    Dec. 31,    March 31,    June 30,    Sept. 30,   Dec. 31,
                                      1999        1999         1999        1999        2000         2000        2000        2000
                                      ----        ----         ----      --------      ----         ----        ----        ----
Net sales                           $ 56.1      $ 58.0       $ 54.4      $ 60.6      $ 59.9       $ 60.7      $ 56.4      $ 61.2
Cost of sales(1)                      33.4        35.8         33.8        43.4        34.0         35.1        32.7        30.7
Research and development               2.8         2.3          2.5         3.3         2.5          2.3         2.4         3.1
Selling and marketing                  3.1         2.9          2.9         3.5         3.0          3.0         3.1         3.4
General and administrative             6.1         5.5          5.7         6.3         6.5          6.3         6.1         8.1
Recapitalization expense (2)             -        10.7            -           -           -            -           -           -
Restructuring expense(3)                 -           -            -           -        20.1            -        (0.3)       (1.4)
                               --------------------------------------------------------------------------------------------------
Operating income (loss)             $ 10.7       $ 0.7        $ 9.5       $ 4.2      $ (6.3)      $ 14.0      $ 12.4      $ 17.4

(1) Cost of sales increased significantly in the quarter ending December 31, 1999, due to special charges for slow moving and obsolete inventory and warranty expense.

(2) The "Recapitalization expense" consisted primarily of bonuses, special one-time payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

(3) The "Restructuring expenses" are related to the restructuring announced in March 2000. The Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through September 2001, these actions will reduce our global workforce by about 20%.

FORWARD LOOKING STATEMENTS

         Certain of the statements that are contained in this report on Form 10-K are "forward-looking" (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on information currently available to the Company as of the date of this document. Actual events and the Company's actual results may differ materially from what is described in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. The forward-looking statements contained in this document involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, fluctuations in currency exchange rates and interest rates; implementation of new software systems; improvements in technology for complex voice recognition software; dependence on our largest customers and key suppliers; competition; and regulatory, legislative and judicial developments, including environmental regulations.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). During 2000, approximately 70% of our revenue was denominated in U.S. dollars, approximately 20% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies. During 2000, the German Deutschemark lost slightly more than 15% of its value relative to the U.S. dollar, and as a result our reported revenue for 2000 is approximately $6.4 million less than it would have been at last year's exchange rate. Our expenses are principally denominated in the same currencies in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during 2000, our operating income and margins were not significantly affected by the change in the German Deutschemark exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, a number of which are closely tied to the U.S. dollar and German Deutschemark. As we move more production out of Europe to Asia, we could become more exposed to changes in the value of the euro in relation to the U.S. dollar and major Asian currencies.

         We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates, and therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of December 31, 2000 to be $145.5 million based on current market prices.

Item 8


                       Knowles Electronics Holdings, Inc.

                        Consolidated Financial Statements


                  Years ended December 31, 2000, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors................................................37

Consolidated Financial Statements


Consolidated Balance Sheets...................................................38
Consolidated Statements of Operations.........................................39
Consolidated Statements of Changes in Stockholders' Equity (Deficit)..........40
Consolidated Statements of Cash Flows.........................................41
Notes to Consolidated Financial Statements....................................42

                         Report of Independent Auditors

The Board of Directors and Stockholders
Knowles Electronics Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Knowles Electronics Holdings, Inc., as of December 31, 2000, and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knowles Electronics Holdings, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and it cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            Ernst & Young LLP

February 5, 2001

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31
                                                                                             2000           1999
                                                                                          ---------      ---------
                                                                                                (IN THOUSANDS)
ASSETS
Current Assets:
      Cash and cash equivalents                                                           $  17,076      $  23,798
      Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,200         42,392         43,412
      Inventories                                                                            47,465         45,906
      Prepaid expenses and other                                                              3,134          3,414
                                                                                          ---------      ---------
Total current assets                                                                        110,067        116,530
Property, plant and equipment, at cost:
Land                                                                                          6,957          6,975
Building and improvements                                                                    31,469         27,840
Machinery and equipment                                                                      65,482         73,298
Furniture and fixtures                                                                       23,705         22,082
Construction in progress                                                                      4,501          3,393
                                                                                          ---------      ---------
      Subtotal                                                                              132,114        133,588
Accumulated depreciation                                                                    (71,580)       (74,943)
                                                                                          ---------      ---------
      Net                                                                                    60,534         58,645
Other assets, net                                                                             3,855          2,000
Deferred income taxes                                                                         5,744             --
Deferred finance costs, net of accumulated amortization of $3,250 and $870                    9,577         10,797
                                                                                          ---------      ---------
Total assets                                                                              $ 189,777      $ 187,972
                                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                    $  14,471      $   8,237
      Accrued compensation and employee benefits                                              9,334          7,708
      Accrued interest payable                                                                4,898          8,370
      Accrued warranty and rebates                                                            8,971          8,192
      Accrued restructuring costs                                                            12,886             --
      Accrued recapitalization costs                                                             --          2,886
      Other liabilities                                                                       8,652          3,694
      Income taxes                                                                            4,134          1,541
      Deferred income taxes                                                                      --          3,099
      Short-term debt                                                                         1,253          1,466
      Current portion of notes payable                                                        9,375          3,250
                                                                                          ---------      ---------
Total current liabilities                                                                    73,974         48,443

Accrued pension liability                                                                     7,902          9,231
Other noncurrent liabilities                                                                    764          2,024
Notes payable                                                                               339,432        346,884
Preferred stock mandatorily redeemable in 2019 including accumulating
      dividends of: $28,675 December, 2000; $9,250 December, 1999                           213,675        194,250
Stockholders' equity (deficit):
      Common stock, Class A, $0.001 par value, 1,052,632 shares authorized,
            outstanding: 983,333 December, 2000; 971,667 December, 1999                          --             --
      Common stock, Class B, $0.001 par value, 52,632 shares authorized,
            none ever issued                                                                     --             --
      Capital in excess of par value                                                         17,263         15,223
      Retained earnings (accumulated deficit)                                              (456,430)      (424,550)
      Accumulated other comprehensive loss - translation adjustment                          (6,803)        (3,533)
                                                                                          ---------      ---------
Total stockholders' equity (deficit)                                                       (445,970)      (412,860)
                                                                                          ---------      ---------
Total liabilities and stockholders' equity (deficit)                                      $ 189,777      $ 187,972
                                                                                          =========      =========

See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31
                                                       2000            1999            1998
                                                    ---------       ---------       ---------
                                                                  (IN THOUSANDS)
Net sales                                           $ 238,123       $ 229,106       $ 234,899
Cost of sales                                         132,431         146,472         139,074
                                                    ---------       ---------       ---------
Gross margin                                          105,692          82,634          95,825

Research and development expenses                      10,273          10,930          10,870
Selling and marketing expenses                         12,511          12,298          11,494
General and administrative expenses                    27,020          23,603          23,694
Recapitalization expenses                                  --          10,674              --
Restructuring expenses                                 18,440              --              --
                                                    ---------       ---------       ---------
Operating income                                       37,448          25,129          49,767

Other income (expense):
Interest income                                           959             883             278
Interest expense                                      (43,341)        (23,194)           (634)
Miscellaneous, net                                         --            (123)         (1,058)
                                                    ---------       ---------       ---------
Income (loss) from continuing operations
   before income taxes                                 (4,934)          2,695          48,353

Income taxes                                            1,082          (8,980)         (7,107)
                                                    ---------       ---------       ---------
Income (loss) from continuing operations               (3,852)         (6,285)         41,246

Income from discontinued operations less
applicable income taxes of $0, $39 and $106 in
   2000, 1999 and 1998, respectively                       --           2,556           6,936
                                                    ---------       ---------       ---------
Net income (loss)                                   $  (3,852)      $  (3,729)      $  48,182
                                                    =========       =========       =========

Pro forma data (unaudited) (Note 1):
   Pro forma income taxes                                           $  19,125       $  18,500
                                                    =========================================
   Pro forma income (loss) from continuing
      operations adjusted for income taxes                          $ (16,430)      $  29,853
                                                    =========================================

See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             RETAINED        COST OF      ACCUMULATED
                                                            CAPITAL IN       EARNINGS         COMMON         OTHER
                                                 COMMON      EXCESS OF     (ACCUMULATED      TREASURY    COMPREHENSIVE
                                                  STOCK      PAR VALUE        DEFICIT)        SHARES          LOSS          TOTAL
                                                 -----------------------------------------------------------------------------------
Balance at January 1, 1998                        $ 568       $     17       $ 239,374       $(27,308)      $(2,811)      $ 209,840
Net income                                           --             --          48,182             --            --          48,182
Other comprehensive income - Foreign
   currency translation adjustment                   --             --              --             --         1,605           1,605
                                                                                                                          ----------
Comprehensive income                                 --             --              --             --            --          49,787
Dividends                                            --             --         (40,433)            --            --         (40,433)
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1998                      $ 568       $     17       $ 247,123       $(27,308)      $(1,206)      $ 219,194
Net loss                                             --             --          (3,729)            --            --          (3,729)
Other comprehensive income - Foreign
   currency translation adjustment                   --             --              --             --        (2,327)         (2,327)
                                                                                                                          ----------
Comprehensive loss                                   --             --              --             --            --          (6,056)
Other                                                --             --            (472)            --            --            (472)
Issuance of common stock, class A and B, net         --         15,223              --             --            --          15,223
Repurchase, exchange and retirement of
   common stock                                    (511)           (17)       (531,344)            --            --        (531,872)
Retirement of treasury stock                         --             --         (27,308)        27,308
Exchange of stock for assets                        (57)            --         (74,759)            --            --         (74,816)
Dividends                                            --             --         (34,061)            --            --         (34,061)
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 1999                      $  --       $ 15,223       $(424,550)      $     --       $(3,533)      $(412,860)
Net loss                                             --             --          (3,852)            --            --          (3,852)
Other comprehensive income - Foreign
   currency translation adjustment                   --             --              --             --        (3,270)         (3,270)
                                                                                                                          ----------
Comprehensive loss                                   --             --              --             --            --          (7,122)
Other                                                --             --            (287)            --            --            (287)
Issuance of common stock                             --            750              --             --            --             750
Repurchase of common stock                           --           (400)             --             --            --            (400)
Price adjustment on previously
   repurchased common stock                          --             --          (8,316)            --            --          (8,316)
Adjustment to previously accrued direct costs
   associated with issuance of common stock          --          1,690              --             --            --           1,690
Preferred stock dividends                            --             --         (19,425)            --            --         (19,425)
                                                 -----------------------------------------------------------------------------------
Balance at December 31, 2000                      $  --       $ 17,263       $(456,430)      $     --       $(6,803)      $(445,970)
                                                 ===================================================================================

See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31
                                                                2000           1999           1998
                                                             ----------------------------------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Income (loss) from continuing operations                     ($ 3,852)      ($  6,285)      $ 41,246
Adjustments to reconcile income (loss) from
      continuing operations to net cash provided
      by operating activities:
          Depreciation and amortization                        12,406          12,638         11,235
          Restructuring costs                                  18,440              --             --
          Amortization of deferred financing fees
              and debt discount                                 2,679           4,818             --
          Inventory obsolescence provision                      2,910           6,915          1,295
          Loss on disposal of fixed assets                      2,096              --             --
          Change in assets and liabilities:
              Accounts receivable                               1,020          (3,783)        (8,355)
              Inventories                                      (4,469)         (2,371)       (10,430)
              Other current assets                               (158)             78         (2,766)
              Deferred income taxes                            (8,843)          4,697          1,426
              Accounts payable                                  4,018          13,209          2,459
              Accrued restructuring costs                      (7,779)             --             --
              Accrued interest payable                         (3,472)             --             --
              Other current liabilities                         6,362              --             --
              Other noncurrent liabilities                     (1,114)         (7,879)         1,695
              Income taxes payable                              2,593          (2,811)          (949)
Net cash provided by discontinued operating activities             --          30,048         19,222
                                                             ----------------------------------------
Net cash provided by operating activities                      22,837          49,274         56,078

INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net              (16,151)        (14,500)       (16,326)
Proceeds from sales of equipment                                  663              --             --
                                                             ----------------------------------------
Net cash used in investing activities                         (15,488)        (14,500)       (16,326)

FINANCING ACTIVITIES
Dividends paid                                                     --         (24,811)       (40,433)
Issuance of preferred stock and common stock                      750         190,594             --
Costs associated with equity transaction                       (1,195)        (11,042)            --
Debt proceeds (payments)                                       (1,838)        350,066         (1,300)
Purchase of treasury stock                                         --        (508,315)            --
Price adjustment on previously purchased treasury stock        (8,316)             --             --
Payment of accrued deferred finance fees                       (1,161)        (15,547)            --
Repurchase common stock                                          (400)             --             --
                                                             ----------------------------------------
Net cash used in financing activities                         (12,160)        (19,055)       (41,733)
Effect of exchange rate changes on cash                        (1,911)          1,019            169
                                                             ----------------------------------------
Net increase (decrease) in cash and cash equivalents           (6,722)         16,738         (1,812)
Cash and cash equivalents at beginning of period               23,798           7,060          8,872
                                                             ----------------------------------------
Cash and cash equivalents at end of period                   $ 17,076       $  23,798       $  7,060
                                                             ========================================
Cash paid for interest                                       $ 44,134       $  10,014       $    534
                                                             ========================================
Cash paid for taxes                                          $  1,377       $   6,141       $  2,351
                                                             ========================================

See accompanying notes.

                       Knowles Electronics Holdings, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)

                           December 31, 2000 and 1999


1.  ACCOUNTING POLICIES

BASIS OF RECAPITALIZATION AND PRESENTATION

The consolidated financial statements of Knowles Electronics Holdings, Inc. (the Company) include all of its subsidiaries, including Austrian, British, French, German, Hungarian, Chinese, Japanese, Malaysian, Singaporean and Taiwanese subsidiaries. Significant intercompany and affiliate accounts and transactions have been eliminated.

In connection with a reorganization as a holding company, the Company changed its name from Knowles Electronics, Inc. to Knowles Electronics Holdings, Inc. on September 23, 1999.

On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C., (the Investor) and the preexisting common stockholders' of the Company (the Recapitalization). The recapitalization transaction closed on June 30, 1999.

In conjunction with the Recapitalization, the Company authorized and issued, on June 30, 1999, new shares of mandatorily redeemable preferred stock (Series A-1 and Series A-2), each with par value $0.001 per share (the Preferred Stock), and common stock (Class A and Class B), par value $0.001 per share (Common Stock). The Investor purchased 800,000 shares of Common Stock for $24,000 and 164,444 shares of Series A-1 Preferred Stock for $164,444. In addition, certain members of management purchased 71,667 shares of Common Stock for $2,150. After the transactions related to the Recapitalization, which are described below, the preexisting stockholders held 100,000 shares of Common Stock and 20,556 shares of Series A-2 Preferred Stock which was recorded at $20,556. As of December 31, 2000, the liquidation value of the outstanding Series A-1 Preferred Stock is $189,933 and the liquidation value of the outstanding Series A-2 Preferred stock is $23,742.

The Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend and distribution preference. The liquidation value of each share of Preferred Stock is $1,000. Dividends on each share of Preferred Stock accrue at a rate of 10% per annum of the liquidated value plus any accumulated dividends. Such dividends for the year ended December 31, 2000, amounted to $19,425. The Preferred Stock is mandatorily redeemable on July 2, 2019, at a redemption price per share equal to the liquidation value plus all previously accumulated dividends and all accrued dividends not yet paid or accumulated. The Company may, at any time, and the holders may, upon the earlier of June 30, 2010, or an initial public offering of the Company's Common Stock which is a primary registered offering or the sale of all or substantially all of the Company's Common Stock or assets, require the Company to redeem all or any portion of the Series A-1 Preferred Stock then outstanding at a price per share equal to the liquidation value plus all accumulated and all accrued and unpaid or unaccumulated dividends. The Series A-2 Preferred Stock is not redeemable at the Company's option at any time. In the event of such an initial public offering, holders of Series A-2 Preferred Stock may elect to convert the shares into Common Stock. In addition, on each June 30, the Company has an option to exchange the then outstanding shares of Series A-1 Preferred Stock in whole, but not part of, for 10% Junior Subordinated Notes due 2010 of the Company, in an aggregate principal amount equal to the sum of the liquidation value of the Series A-1 Preferred Stock plus an amount equal to all accumulated and all accrued and unpaid, but not yet accumulated, dividends.

Series A Preferred Stock have no voting rights; with respect to any issue required to be voted on and approved by holders of Series A-1 Preferred Stock, the holders of the Series A-1 Preferred Stock and the holders of Series A-2 Preferred Stock will each vote as a single class.

On June 29, 1999, the Company distributed the equipment financing business and certain real estate of the Company to certain preexisting stockholders in exchange for 10% of the common stock (see Note 9). On June 30, 1999, the Company used the proceeds from the sale of the Preferred and Common Stock in addition to funds obtained from a senior credit facility and bridge notes (see Note 4) to finance the purchase of 90% of the remaining 90% of the preexisting stockholders' common shares for $505,520. The Company also agreed to pay a liability of $2,774 to the preexisting stockholders to reimburse for certain tax implications of the Recapitalization. This amount represents an additional cost of the common stock acquired from the preexisting stockholders, subject to final purchase price adjustments. The preexisting stockholders also exchanged their remaining shares for the newly authorized Preferred Stock and Common Stock.

After completion of the Recapitalization transactions, the Investor's, preexisting stockholders', and management's ownership percentage of the Company was approximately 82.3%, 10.3%, and 7.4%, respectively.


The amount payable to the preexisting common stockholders for the purchase of their common stock in the Recapitalization was subject to a post-closing adjustment which resulted in an additional payment of $8,316 by the Company to the preexisting stockholders.



The Recapitalization has been treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company's stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company's assets and liabilities. In 1999 the Company incurred $13,927 of direct costs related to the purchases and sales of common and preferred stock which have been charged to equity. In 2000, the Company recorded an adjustment of $1,690 related to the direct costs to reflect the actual amounts incurred. The Company also incurred expenses of $10,674 related to special bonuses and one-time recognition payments to employees, termination expenses of a supplemental executive retirement plan, and professional fees which are included as Recapitalization Expenses in the Consolidated Statement of Operations.


As a result of the Recapitalization, the Company terminated its S Corporation status for federal income tax purposes effective June 30, 1999. For informational purposes, the consolidated statements of operations include unaudited pro forma information reflecting the income taxes which would have been recorded if the Company had been a C Corporation prior to the Recapitalization. This information was calculated using the Federal statutory rate in effect in each period.


DESCRIPTION OF BUSINESS

The Company develops, manufactures, and supplies audio communications components, primarily miniaturized electromagnetic microphones, and receivers and ceramic and electric microphones used in hearing aids, microphones, headsets, and accessories for the computer and communication industries. In addition, the Company manufactures engine control and other devices for automotive and industrial equipment and infrared remote control devices for the consumer electronics market.

REVENUE RECOGNITION


Revenues from the Company's products are recognized when title to the products transfers to the customer.


ACCRUED WARRANTY LIABILITY

The Company provides an accrual for estimated future warranty costs at the time products are sold and periodically adjusts the accrual to reflect actual experience. The warranty on products sold generally extends from one to three years.

FOREIGN OPERATIONS


Assets and liabilities are translated using the exchange data at the balance sheet date and revenues and expenses are translated using weighted-average exchange data. Translation adjustments for those entities which have the U.S. dollar as their functional currency are recorded to the income statement and adjustments for all other entities are recorded as a separate component of common stockholders' equity.


CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments, having maturities of three months or less from date of purchase, which are readily convertible into cash.

DEFERRED FINANCE COSTS

Deferred finance costs associated with the issuance of long-term debt are capitalized and amortized over the life of the related debt using the effective interest method.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) and last in, first out (LIFO) methods.

FAIR VALUE OF FINANCIAL INSTRUMENTS


The carrying amounts reported in the Company's balance sheets for cash and cash equivalents, trade accounts receivable, and accounts payable, approximate fair value because of the short-term nature of these instruments.

The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt approximate fair value.


The Company estimates the fair value of fixed rate long-term debt obligations using current market prices available for these obligations. The fair value of the Senior Subordinated Notes was approximately $145.5 million at December 31, 2000.

DEPRECIATION


Depreciation of property, plant, and equipment is computed principally on a declining-balance method based on the following estimated useful lives:
Buildings and Improvements - 10 to 50 years; Leasehold Improvements - lesser of useful life of assets or lease terms including option periods; Machinery and Equipment - 4 to 12 years; Furniture and Fixtures - 3 to 18 years; and Computer Equipment - 3 to 5 years.

INCOME TAXES

Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS


In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the changes in the fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted this statement effective January 1, 2001. The adoption will not have a material effect on the Company's results of operations or on the financial position of the Company.


RECLASSIFICATIONS


Certain prior years' amounts have been reclassified to conform to the 2000 financial statement presentation.


2.  INVENTORY

Inventories are as follows:

                                                      2000         1999
                                                    --------------------
Raw materials                                       $33,943      $29,013
Work in process                                       9,217       15,829
Finished goods                                       13,280       15,537
                                                    --------------------
                                                     56,440       60,379

Less allowances for:
   Adjustment to LIFO                                   808        2,362
   Obsolescence and net realizable value              8,167       12,111
                                                    --------------------
                                                    $47,465      $45,906
                                                    ====================

Approximately 44% and 52% of inventory is valued on the LIFO method at December 31, 2000 and 1999, respectively.

3.  INCOME TAXES


Effective January 1, 1997, the stockholders of Knowles elected under the S Corporation rules of the Internal Revenue Code to have Knowles' income included in their own income for federal income tax purposes. Accordingly, Knowles was generally not subject to federal income taxes effective January 1, 1997. As a result of the Recapitalization described in Note 1, the Company terminated its S Corporation status effective June 29, 1999. Additionally, deferred tax assets and liabilities were reinstated on a C Corporation basis as of June 30, 1999. The reinstatement of the deferred taxes had no impact on the overall tax provision as a full valuation allowance was established against the net deferred tax assets.


Income (loss) from continuing operations before income taxes consisted of the following:

                                     2000           1999          1998
                                  -------------------------------------
Domestic (U.S.)                   $(16,057)      $ (8,140)      $32,639
Foreign                             11,123         10,835        15,714
                                  -------------------------------------
                                  $ (4,934)      $  2,695       $48,353
                                  =====================================

A reconciliation of income tax expense from continuing operations to the statutory federal rate of 35% was as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                             2000          1999           1998
                                                           -------------------------------------
Statutory federal income tax expense (benefit)             $(1,727)      $    943       $ 16,923
Effects of:
      Income not subject to tax                                 --         (2,838)       (11,423)
      State income taxes                                        25             98            304
      Foreign rate differential                               (530)        (3,631)         1,303
      Taxes on unremitted foreign earnings                   7,050          3,142             --
      Write-off (establish) of net deferred tax asset           --        (11,065)            --
      Valuation allowance                                   (5,991)        24,310             --
      Reduction of prior year taxes                             --         (1,321)            --
      Other, net                                                91           (658)            --
                                                           -------------------------------------
                                                           $(1,082)      $  8,980       $  7,107
                                                           =====================================

The income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998, consists of the following:

                                                YEAR ENDED DECEMBER 31
                                            2000          1999        1998
                                           --------------------------------
Current:
   Federal                                 $    --       $  207      $   --
   State                                        25           98         304
   Foreign                                   7,736        3,506       5,377
                                           --------------------------------
Total current                                7,761        3,811       5,681
Deferred:
   Federal                                  (6,591)       3,142          --
   State                                    (1,757)          --          --
   Foreign                                    (495)       2,027       1,426
                                           --------------------------------
Total deferred                              (8,843)       5,169       1,426
                                           --------------------------------
Total tax provision (benefit)              $(1,082)      $8,980      $7,107
                                           ================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                                  December 31
                                                              2000           1999
                                                            -----------------------
Deferred tax assets:
      Non-U.S. net operating loss carryforward              $  7,273       $  5,856
      U.S. net operating loss carryforward                       964          4,692
      Foreign tax credits carryforward                        10,083          3,327
      Pension                                                  1,656          2,783
      Inventory                                                3,458          2,065
      Accrued expenses                                         3,829          4,216
      Other, net                                               6,391          1,851
                                                            -----------------------
Total deferred tax assets                                     33,654         24,790

Deferred tax liabilities:
      Taxes on unremitted foreign earnings                    (9,366)        (3,142)
      Other deferred tax liabilities                            (225)          (437)
                                                            -----------------------
Total deferred tax liabilities                                (9,591)        (3,579)
Valuation allowance                                          (18,319)       (24,310)
                                                            -----------------------
Net deferred tax assets (liabilities)                       $  5,744       $ (3,099)
                                                            =======================







The Company had foreign net operating loss carryforwards of $18,183 and $10,647 at December 31, 2000 and 1999, respectively, that have an indefinite carryforward period. In addition, the Company had state net operating loss carryforwards of $20,309 at December 31, 2000, that begin to expire in 2019. The Company's foreign tax credit carryforward of $10,083 begins to expire in 2004. The Company has provided a valuation allowance against the foreign NOL's, domestic NOL's and foreign tax credit carryforwards.

During the fourth quarter of 2000, the Company recorded an income tax benefit of $6.0 million due to the reversal of a valuation allowance previously provided on the Company's deferred tax assets. The reversal of the valuation allowance was attributed to the Company no longer being in a net operating loss position for U.S. federal income tax purposes and therefore, the realizability of the deferred tax assets is now more likely than not.

The Company's future operating plan is to repatriate all earnings not needed for near term investment in that country. As a result, a substantial portion of the unremitted earnings of the affected foreign subsidiaries is no longer considered permanently reinvested at December 31, 2000. This change from the prior year was based on the Company's future cash flow requirements in the U.S. The
December 31, 2000, deferred foreign provision includes a charge of $7,050 for the anticipated tax liability on the unremitted foreign earnings which are not considered permanently reinvested. The Company has no present intention of remitting undistributed earnings of its foreign subsidiaries aggregating $4.2 million as of December 31, 2000 and accordingly no deferred tax liability has been established.


4.  NOTES PAYABLE

As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999, and amended and restated as of July 21, 1999 and April 10, 2000, with certain lenders (Senior Credit Agreement). The credit agreement consists of $250,000, which provides for revolving loans of $50,000 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. In addition, on June 30, 1999, the Company issued Subordinated Bridge Notes (Bridge Notes) for $150,000 to certain lenders. The Bridge Notes were subsequently repaid following the issuance by the Company of $153,200 of 13 1/8% Senior Subordinated Notes (the Notes).

The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 2.75% (as amended April 10, 2000), or (2) the greater of the prime rate (9.5% at December 31,2000), a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 1.75%.

The Term B Facility bears interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 3.25% (as amended April 10, 2000), or (2) Alternate Base Rate plus an initial margin on 2.00%.

The initial margin may be reduced if the Company meets certain specified leverage ratios during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original margin if such leverage ratios do not continue to be met by the Company.

The Term A Facility is due on June 30, 2006, and is payable in quarterly installments during the following periods:

          September 30, 2000 to June 30, 2001                             $1,250
          September 30, 2001 to June 30, 2003                              1,875
          September 30, 2003 to June 30, 2006                              2,500

The Term B Facility is due on June 29, 2007, and is payable in quarterly installments during the following periods:

          September 30, 2000 to June 30, 2006                            $   375
          September 30, 2006 to June 29, 2007                             35,250

The Revolving Credit Facility is due on June 30, 2006. No amounts were borrowed under this facility at December 31, 2000.

The balance under the Term A Facility, Term B Facility, and the Senior Subordinated notes as of December 31, 2000 and 1999, is as follows:

                                                      December 31,
                                                   2000          1999
                                                ----------------------
Term A facility                                 $ 48,750      $ 50,000
Term B facility                                  149,625       150,000
Senior Subordinated Notes, net of discount
   of $2,768 and $3,066, respectively            150,432       150,134
                                                ----------------------
                                                 348,807       350,134
Less: Current portion                              9,375         3,250
                                                ----------------------
Total long-term notes payable                   $339,432      $346,884
                                                ======================

The Notes were issued in a private placement on October 1, 1999, and are due October 15, 2009, with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission. The Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness which is expressly not senior to the Notes.

The Company's Senior Credit Agreement requires that the Company complies with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated April 10, 2000. The Company is in compliance with all of its debt covenants.

The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro Start Products, Inc. The following tables present summarized balance sheet information of the Company as of December 31, 2000 and 1999, and summarized income statement and cash flow information for the years ended December 31, 2000, 1999, and

1998. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as a parent company, contributed substantially all of its assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. Therefore, the 2000 presentation reflects the current structure which is not comparable to the other periods presented as some of the amounts included in the Parent Company column in 1999 and 1998 are now included in the Guarantors column in 2000. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.


Summarized information as of December 31, 2000 and 1999, and for the three years ended December 31, 2000, is as follows:

                                                                          DECEMBER 31, 2000
                                                PARENT      GUARANTORS      NON-GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                ------      ----------      --------------      ------------      ------------
Cash                                         $   7,076       $  2,847        $  7,153            $      --         $  17,076
Accounts receivable                                 --         39,097          54,536              (51,241)           42,392
Inventories, net                                    --         21,285          28,428               (2,248)           47,465
Other current assets                                --            511           3,950               (1,327)            3,134
Net property, plant and equipment                   --         27,309          34,090                 (865)           60,534
Investments in and advances to subsidiaries     97,967        111,720           6,314             (216,001)               --
Deferred finance costs, net                      9,577             --              --                   --             9,577
Non-current assets                                  --         11,735           1,293               (3,429)            9,599
                                             ---------       --------        --------            ---------         ---------
Total assets                                 $ 114,620       $214,504        $135,764            $(275,111)        $ 189,777
                                             =========       ========        ========            =========         =========

Accounts payable                             $       -       $ 24,449        $ 40,156            $ (50,134)        $  14,471
Accrued restructuring costs                         --          3,785           9,101                   --            12,886
Advances from (to) parent                       57,339         (5,536)         16,558              (68,361)               --
Other current liabilities                        4,007         23,882          12,429               (4,329)           35,989
Short-term debt                                  9,375             --           1,253                   --            10,628
Non-current liabilities                             --          6,702           1,964                   --             8,666
Notes payable                                  339,432             --              --                   --           339,432
Preferred stock                                213,675             --              --                   --           213,675
Stockholders' equity (deficit)                (509,208)       161,222          54,303             (152,287)         (445,970)
                                             ---------       --------        --------            ---------         ---------
Total liabilities and stockholders'
  equity (deficit)                           $ 114,620       $214,504        $135,764            $(275,111)        $ 189,777
                                             =========       ========        ========            =========         =========

                                                                            DECEMBER 31, 1999
                                                    PARENT       GUARANTORS   NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                  ---------      ----------   --------------    ------------     ------------
Cash                                                 $6,224       $ 10,279        $  7,295        $      --        $  23,798
Accounts receivable                                      --         35,632          54,608          (46,828)          43,412
Inventories, net                                         --         22,843          24,075           (1,012)          45,906
Other current assets                                     --           (381)          3,795               --            3,414
Net property, plant and equipment                        --         27,156          31,955             (466)          58,645
Investments in and advances to subsidiaries          93,767         51,778              --         (145,545)              --
Deferred finance costs, net                          10,797             --              --               --           10,797
Non-current assets                                       --          1,752             248               --            2,000
                                                  ---------       --------        --------        ---------        ---------
Total assets                                      $ 110,788       $149,059        $121,976        $(193,851)       $ 187,972
                                                  =========       ========        ========        =========        =========

Accounts payable                                  $      --       $ 25,859        $ 26,156        $ (43,778)       $   8,237
Advances from (to) parent                                --         (4,039)         21,137          (17,098)              --
Other current liabilities                            11,077         16,159          10,002           (1,748)          35,490
Short-term debt                                       3,250             --           1,466               --            4,716
Non-current liabilities                                  --          7,252           4,182             (179)          11,255
Notes payable                                       346,884             --              --               --          346,884
Preferred stock                                     194,250             --              --               --          194,250
Stockholders' equity (deficit)                     (444,673)       103,828          59,033         (131,048)        (412,860)
                                                  ---------       --------        --------        ---------        ---------
Total liabilities and stockholders'
  equity (deficit)                                $ 110,788       $149,059        $121,976        $(193,851)       $ 187,972
                                                  =========       ========        ========        =========        =========

                                                                                 YEAR ENDED DECEMBER 31, 2000
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                        --------    ----------     --------------     ------------     ------------
Net sales                                               $     --     $182,466         $199,381         $(143,724)        $238,123
Cost of sales                                                 --      123,773          152,608          (143,950)         132,431
                                                        --------     --------         --------          --------         --------
Gross margin                                                  --       58,693           46,773               226          105,692

Selling, research and administrative expenses                102       27,507           22,816              (621)          49,804
Restructuring expenses                                        --        5,401           13,039                --           18,440
                                                        --------     --------         --------          --------         --------
Operating income (loss)                                     (102)      25,785           10,918               847           37,448

Interest income                                              452        1,775              407            (1,675)             959
Interest expense                                         (43,227)        (314)          (1,476)            1,676          (43,341)
Miscellaneous, net                                            --          433           (1,782)            1,349               --
Dividend income                                            4,156       33,608            1,321           (39,085)              --
                                                        --------     --------         --------          --------         --------
Income (loss) from continuing operations
  before income taxes                                    (38,721)      61,287            9,388           (36,888)          (4,934)
Income taxes                                                  --        5,124           (3,862)             (180)           1,082
                                                        --------     --------         --------          --------         --------
Net income (loss)                                       $(38,721)    $ 66,411         $  5,526          $(37,068)        $ (3,852)
                                                        ========     ========         ========          ========         ========

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                        --------    ----------     --------------    ------------      ------------
Net sales                                                $97,289      $74,745        $174,897         ($117,825)         $229,106
Cost of sales                                             63,468       61,463         138,263          (116,722)          146,472
                                                        --------    ----------     --------------    ------------      ------------
Gross margin                                              33,821       13,282          36,634            (1,103)           82,634

Selling, research and administrative expenses             12,569       11,297          23,479              (514)           46,831
Recapitalization expenses                                  9,190          508             976               --             10,674
                                                        --------    ----------     --------------    ------------      ------------
Operating income                                          12,062        1,477          12,179              (589)           25,129

Interest income                                            3,917          561             310            (3,905)              883
Interest expense                                         (23,210)        (298)         (1,228)            1,542           (23,194)
Miscellaneous, net                                          (123)         --              --                --               (123)
Dividend income                                            8,471        1,367             --             (9,838)              --
                                                        --------    ----------     --------------    ------------      ------------
Income (loss) from continuing operations
  before income taxes                                      1,117        3,107          11,261           (12,790)             2,695
Income taxes                                                (277)      (3,252)         (5,451)              --              (8,980)
                                                        --------    ----------     --------------    ------------      ------------
Income (loss) from continuing operations                     840         (145)          5,810           (12,790)            (6,285)
Income from discontinued operations                        2,556         --              --                 --               2,556
                                                        --------    ----------     --------------    ------------      ------------
Net income (loss)                                         $3,396        ($145)         $5,810          ($12,790)           ($3,729)
                                                        ========    ==========     ==============    ============      ============

                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS    ELIMINATIONS      CONSOLIDATED
                                                        --------    ----------     --------------    ------------      ------------

Net sales                                               $135,810    $34,829         $171,612         ($107,352)         $234,899
Cost of sales                                            92,285      22,855          131,847          (107,913)          139,074
                                                        --------    ----------     --------------    ------------      ------------
Gross margin                                             43,525      11,974           39,765               561            95,825

Selling, research and administrative
 expenses                                                17,805       5,941           22,794              (482)           46,058
                                                        --------    ----------     --------------    ------------      ------------
Operating income                                         25,720       6,033           16,971             1,043            49,767

Interest income                                           1,325         227               32            (1,306)              278
Interest expense                                           (452)       (176)          (1,214)            1,208              (634)
Miscellaneous, net                                         (868)        (63)            (127)             --              (1,058)
Dividend income                                          12,627         --              --             (12,627)             --
                                                        --------    ----------     --------------    ------------      ------------
Income (loss) from continuing
  operations before income taxes                         38,352       6,021           15,662           (11,682)           48,353
Income taxes                                             (1,181)       (300)          (5,626)             --              (7,107)
                                                        --------    ----------     --------------    ------------      ------------
Income (loss) from continuing operations                 37,171       5,721           10,036           (11,682)           41,246
Income from discontinued operations                       6,936        --               --                --               6,936
                                                        --------    ----------     --------------    ------------      ------------
Net income                                              $44,107      $5,721          $10,036          ($11,682)          $48,182
                                                        ========    ==========     ==============    ============      ============


                                                                                 YEAR ENDED DECEMBER 31, 2000
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                        --------    ----------     --------------     ------------     ------------
Net cash provided by operating activities                $12,799      $14,481          $34,642         ($39,085)          $22,837
                                                        --------     --------         --------         ---------         --------

Investments in subsidiaries                                   --       (3,300)              --            3,300                --
Purchases of property, plant and equipment, net               --       (5,886)          (9,602)              --           (15,488)
                                                        --------     --------         --------         ---------         --------
Net cash used in investing activities                         --       (9,186)          (9,602)           3,300           (15,488)

Issuance of preferred stock and common stock                 750           --               --               --               750
Costs associated with equity transaction                  (1,195)          --               --               --            (1,195)
Debt proceeds (payments)                                  (1,625)          --             (213)              --            (1,838)
Price adjustment on previously purchased treasury stock   (8,316)          --               --               --            (8,316)
Payment of accrued deferred finance fees                  (1,161)          --               --               --            (1,161)
Repurchase of common stock                                  (400)          --               --               --              (400)
Equity contributions into subsidiaries                        --           --            3,300           (3,300)               --
Dividends paid                                                --      (12,727)         (26,358)          39,085                --
                                                        --------     --------         --------         ---------         --------
Net cash used in financing activities                    (11,947)     (12,727)         (23,271)          35,785           (12,160)
Effect of exchange rate changes on cash                       --           --           (1,911)              --            (1,911)
                                                        --------     --------         --------         ---------         --------
Net increase (decrease) in cash and cash equivalents         852       (7,432)            (142)              --            (6,722)
Cash and cash equivalents at beginning of period           6,224       10,279            7,295               --            23,798
                                                        --------     --------         --------         ---------         --------
Cash and cash equivalents at end of period                $7,076       $2,847           $7,153              $--           $17,076
                                                        ========     ========         ========         =========         ========

                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                        --------    ----------     --------------     ------------     ------------
Net cash provided by operating activities                $26,604      $14,912          $17,596          ($9,838)          $49,274
                                                        --------     --------         --------         ---------         --------

Purchases of property, plant and equipment, net           (7,042)      (2,948)          (4,510)              --           (14,500)
                                                        --------     --------         --------         ---------         --------
Net cash used in investing activities                     (7,042)      (2,948)          (4,510)              --           (14,500)

Issuance of preferred stock and common stock             190,594           --               --               --           190,594
Costs associated with equity transaction                 (11,042)          --               --               --           (11,042)
Debt proceeds                                            350,066           --               --               --           350,066
Purchase of treasury stock                              (508,315)          --               --               --          (508,315)
Payment of accrued deferred finance fees                 (15,547)          --               --               --           (15,547)
Dividends paid                                           (24,811)      (1,857)          (7,981)           9,838           (24,811)
                                                        --------     --------         --------         ---------         --------
Net cash used in financing activities                    (19,055)      (1,857)          (7,981)           9,838           (19,055)
Effect of exchange rate changes on cash                       --           --            1,019               --             1,019
                                                        --------     --------         --------         ---------         --------
Net increase (decrease) in cash and cash equivalents         507       10,107            6,124               --            16,738
Cash and cash equivalents at beginning of period           5,717          172            1,171               --             7,060
                                                        --------     --------         --------         ---------         --------
Cash and cash equivalents at end of period                $6,224      $10,279           $7,295              $--           $23,798
                                                        ========     ========         ========         =========         ========

                                                                                 YEAR ENDED DECEMBER 31, 1998
                                                        ----------------------------------------------------------------------------
                                                         PARENT     GUARANTORS     NON-GUARANTORS     ELIMINATIONS     CONSOLIDATED
                                                        --------    ----------     --------------     ------------     ------------
Net cash provided by operating activities                $54,179      $11,892           $2,634         ($12,627)          $56,078
                                                        --------     --------         --------         ---------         --------

Purchases of property, plant and equipment, net           (9,640)        (563)          (6,123)              --           (16,326)
                                                        --------     --------         --------         ---------         --------
Net cash used in investing activities                     (9,640)        (563)          (6,123)              --           (16,326)

Dividends paid                                           (40,433)     (11,499)          (1,128)          12,627           (40,433)
Debt payments                                             (1,300)          --               --               --            (1,300)
                                                        --------     --------         --------         ---------         --------
Net cash used in financing activities                    (41,733)     (11,499)          (1,128)          12,627           (41,733)
Effect of exchange rate changes on cash                       --           --              169               --               169
                                                        --------     --------         --------         ---------         --------
Net increase (decrease) in cash and cash equivalents       2,806         (170)          (4,448)              --            (1,812)
Cash and cash equivalents at beginning of period           2,911          342            5,619               --             8,872
                                                        --------     --------         --------         ---------         --------
Cash and cash equivalents at end of period                $5,717         $172           $1,171              $--            $7,060
                                                        ========     ========         ========         =========         ========

5.  OPERATING LEASES

The Company leases various manufacturing facilities and office space. Lease terms are generally from two to five years. Future minimum payments under operating leases with initial terms of one year or more are as follows:

2001                                                         $1,570
2002                                                            770
2003                                                            575
2004                                                            526
2005                                                             94
Thereafter                                                      330
                                                             ------
                                                             $3,865
                                                             ======

Rent expense was $2,846, $2,385, and $2,014 for the years ended December 31, 2000, 1999, and 1998, respectively.

6.  RETIREMENT PLANS


The Company has several noncontributory defined-benefit plans covering approximately 60% of its U.S. employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. The following summarizes the activity related to the Company's domestic plans:


                                                            2000           1999
                                                         ------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                  $ 53,531       $ 56,554
Service cost                                                2,110          2,548
Interest cost                                               3,700          3,671
Curtailment (gain)                                         (2,611)            --
Actuarial (gain)                                           (1,329)        (7,551)
Benefits paid                                              (1,810)        (1,691)
                                                         ------------------------
Benefit obligation at end of year                          53,591         53,531

Change in plan assets:
Fair value of plan assets at beginning of year             60,113         55,337
Actual return on plan assets                                1,999          6,467
Benefits paid                                              (1,810)        (1,691)
                                                         ------------------------
Fair value of plan assets at end of year                   60,302         60,113
                                                         ------------------------

Funded status                                               6,711          6,582
   Unrecognized actuarial gain                            (13,515)       (15,267)
   Unrecognized transition asset                               --           (132)
   Unrecognized prior service cost                            846          1,565
                                                         ------------------------
Net amount recognized                                    $ (5,958)      $ (7,252)
                                                         ========================

Amounts recognized in the statement of financial
      position consist of accrued benefit liability      $ (5,958)      $ (7,252)
                                                         ========================

                                                      2000           1999           1998
                                                    --------------------------------------
Weighted-average assumption as of December 31:
Discount rate                                         7.25%          7.50%          7.00%
Expected return on plan assets                        8.00%          8.00%          8.00%
Rate of compensation increase                         5.20%          6.00%          6.00%

Components of net periodic benefit cost:
Service cost                                        $ 2,110        $ 2,548        $ 2,590
Interest cost                                         3,700          3,671          3,575
Expected return on plan assets                       (4,403)        (4,086)        (3,818)
Amortization of prior service cost                      333            333            333
Amortization of transitional asset                     (132)          (265)          (265)
Recognized actuarial (gain)                            (677)            --             --
                                                    --------------------------------------
Net periodic benefit cost                           $   931        $ 2,201        $ 2,415
                                                    ======================================

The Company also has defined-benefit plans covering certain of its foreign employees. The accrued pension liability related to these plans was $1,944 and $1,979 at December 31, 2000 and 1999, respectively. Deferred pension assets related to these plans were $434 and $1,142 at December 31, 2000 and 1999, respectively. The net periodic benefit cost related to these plans was $1,355, $815, and $488 for the years ended December 31, 2000, 1999, and 1998, respectively.


The Company has a defined-contribution plan covering substantially all of its U.S. employees. The plan has funding provisions which, in certain situations, require Company contributions based upon a formula relating to employee gross wages, participant contributions, or hours worked. The plan also allows for additional discretionary Company contributions based upon profitability. The contributions made by the Company to the plan for 2000, 1999, and 1998 were $481, $315, and $319, respectively.

7.  STOCK APPRECIATION RIGHTS PLAN FOR KEY EMPLOYEES


The Company had a Stock Appreciation Rights Plan for Key Employees (SAR Plan). In connection with the recapitalization of the Company at June 30, 1999, the Stock Appreciation Rights Plan for Key Employees (SAR Plan) was terminated. During the six months ended June 30, 1999, the Company paid $4,730 to the employees for the excess value of the Company's book value per common share, as defined, for all of the 14,235 shares outstanding based upon the value earned as of December 31, 1998. No amounts were expensed under the SAR plan in 1999 or 2000.



8. SEGMENTS AND GEOGRAPHICAL INFORMATION


The Company's continuing business consists of three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company's products.

The hearing aid components operating segment utilizes the Company's acoustic technologies to design, manufacture, and market components for hearing aids. The acoustic and infrared technology operating segment utilizes the Company's acoustic and infrared technologies to design, manufacture, and market products for high growth markets, including voice recognition, and computer telephony integration. The automotive component operating segment designs, manufactures, and markets diesel engine solenoids, electronic governors, and position sensors primarily for use in automobiles and trucks.


The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                 ACOUSTIC AND
                                HEARING AID        INFRARED        AUTOMOTIVE
                                 COMPONENTS       TECHNOLOGY       COMPONENTS            TOTAL
                                ---------------------------------------------------------------
2000
Revenues from external
   customers                     $140,832          $35,576          $ 61,715           $238,123
Operating income (loss)            44,311            2,989              (276)            47,024

1999
Revenues from external
   customers                      135,355           32,311            61,440            229,106
Operating income (loss)            38,682            1,293            (1,728)            38,247

1998
Revenues from external
   customers                      134,103           31,588            69,208            234,899
Operating income                   40,410            5,388             7,456             53,254

The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of December 31, 2000, 1999, and 1998 were $116,845, $116,177, and $115,669, respectively. Depreciation expense associated with these assets was $8,219, $7,462, and $5,983 for the years ended December 31, 2000, 1999, and 1998, respectively. Total capital expenditures for the hearing aid components operating segment and the acoustic and infrared technology operating segment were $10,251, $9,290, and $12,048 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company uses the specific identification of costs and expenses. However, due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are also made based on their respective revenues.


The total assets of the automotive components business unit were $52,891, $47,009, and $51,785 as of December 31, 2000, 1999, and 1998, respectively.
Depreciation expense associated with these assets was $3,095, $5,087, and $4,540 for the years ended December 31, 2000, 1999, and 1998, respectively. The total capital expenditures for the automotive component business unit were $5,900, $5,063, and $4,070 for the years ended December 31, 2000, 1999, and 1998.


In 2000, the Company announced a restructure of its worldwide manufacturing operations and recorded restructuring expenses of $18,440, which effected the operating segments as follows: hearing aid components $8,402, acoustic and infrared technology $116, automotive components $6,084 with the remaining amount of $3,838 impacting corporate.


In 1999, special charges of $8,900 were recorded to increase reserves for slow moving and obsolete inventory and our product warranty accrual. The special charges effected the operating segments as follows: hearing aid components $6,955, acoustic and infrared technology $537, and automotive components $1,408. The increases in these reserves were primarily due to an increase in excess inventory due to noncompetitive product introduction, support of many old product models, change in management's philosophy on disposal of slow moving inventory, and an increase in warranty claim experience due to extended warranty periods.

The following is a reconciliation of segment operating income and assets to the Company's consolidated totals:

                                                               YEAR ENDED DECEMBER 31
                                                        2000            1999            1998
                                                     ------------------------------------------
PROFIT OR LOSS
Total operating income for reportable segments       $  47,024       $  38,247       $  53,254

Unallocated amount - Corporate overhead                 (9,576)         (2,444)         (3,487)
Recapitalization expenses                                   --         (10,674)             --
                                                     ------------------------------------------
Total consolidated operating income                     37,448          25,129          49,767
Other expense                                          (42,382)        (22,434)         (1,414)
                                                     ------------------------------------------
Income (loss) from continuing operations before
   income taxes                                      $  (4,934)      $   2,695       $  48,353
                                                     ==========================================

ASSETS
Total assets for reportable segments                 $ 169,736       $ 163,186       $ 167,454
Adjustment for actual foreign currency exchange
   rates and other                                      20,041          24,786          (2,623)
Assets of discontinued operations                           --              --         102,308
                                                     ------------------------------------------
Total consolidated assets                            $ 189,777       $ 187,972       $ 267,139
                                                     ==========================================

GEOGRAPHIC INFORMATION
Revenues (based on origination of product
   shipment):
     United States                                   $ 136,946       $ 133,198       $ 136,743
     Germany                                            23,504          29,539          36,973
     United Kingdom                                     34,937          32,160          34,177
     Other geographic areas                             42,736          34,209          27,006
                                                     ------------------------------------------
                                                     $ 238,123       $ 229,106       $ 234,899
                                                     ==========================================

LONG-LIVED ASSETS
United States                                        $  29,849       $  28,911       $  28,599
Germany                                                  3,399           4,519           6,291
Malaysia                                                 8,162           7,300           6,801
Taiwan                                                   6,713           7,980           7,922
Hungary                                                  6,466           2,440           1,864
Other geographic areas                                   9,800           9,495          10,897
                                                     ------------------------------------------
                                                     $  64,389       $  60,645       $  62,374
                                                     ==========================================

MAJOR CUSTOMERS


The Company is dependent on sales of products to a small number of large customers. The Company's top ten customers accounted for approximately 57%, 55%, and 53% of consolidated sales in 2000, 1999, and 1998, respectively. Revenues from one customer of the hearing aid components business unit accounted for approximately $35,973, $25,804, and $26,173 of consolidated revenues in 2000, 1999, and 1998, respectively.


9.  DISCONTINUED OPERATIONS

On June 29, 1999, the day prior to the closing of the Recapitalization, the Company distributed to certain preexisting stockholders the equipment financing business of the Company and two pieces of real estate, with a net book value of $74,759 in redemption of 10% of the stock owned by the stockholders. This transaction was recorded at the net book value of the business distributed with no gain recognized. The net assets and operating results of the equipment financing business have been reported separately as discontinued operations for all periods presented.

Revenues, principally interest, loan fees, and lease income, were $0, $3,053, and $8,232 in fiscal 2000, 1999, and 1998, respectively.

10.  RESTRUCTURING EXPENSES

The Company announced a major restructuring in March 2000, resulting in a first quarter charge of $20,094. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. Through December 31, 2000, 678 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring, and $7,779 has been spent on severance and outplacement costs. The accrued restructuring liability was increased during the year by $571 to reflect higher estimated severance costs. The restructuring expenses were reduced by $2,225 due to a pension curtailment gain realized on the U.S. pension plans.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III
Item 10.


                        DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to Knowles' by-laws, each of its directors is designated as a "Class A director" or a "Class B director." Each Class A director is entitled to four votes and each Class B director is entitled to one vote. Knowles currently has five directors, two of whom are with Doughty Hanson (Kenneth Terry and Kevin Luzak). Set forth below is certain information with respect to our directors and officers.

         Name               Age                   Position
         ----               ---                   --------
     Reg G. Garratt         70        Chairman; Class B Director
     James E. Knowles       69        Class B Director
     Kenneth John Terry     35        Class A Director
     Kevin Luzak            36        Class A Director
     John J. Zei            55        President and Chief Executive Officer,
                                        Class B Director
     James F. Brace         54        Executive Vice President and
                                        Chief Financial Officer
     Patrick W. Cavanagh    46        Vice President and General Manager
                                        Automotive Components
     Stephen D. Petersen    41        Vice President Finance and Secretary


     Reg G. Garratt began his career with Knowles in 1977 as Vice President of Marketing. He subsequently served as Senior Vice President and President before assuming the position of Chief Executive Officer of Knowles in 1992. He became Chairman and Chief Executive Officer in 1997. Prior to joining Knowles, he worked 19 years in various management positions for Honeywell, Inc. Mr. Garratt is an engineering graduate of Aston University.

     James E. Knowles is president of The Financial Corporation of Illinois. Prior to his current position, Mr. Knowles served as a Director of Knowles from 1987 to 1996. He served as Chairman of the Compensation Committee and the Audit Committee of Knowles from 1990 to 1996. Mr. Knowles also served as President of Synergistic International Ltd. from 1969 to 1996. Mr. Knowles holds a bachelor of science and a Master of Business Administration degree from Stanford University.

     Kenneth John Terry is a partner of Doughty Hanson & Co. Limited, where he has spent his entire professional career since its foundation in 1986. Mr. Terry currently serves on the Board of Directors of Impress Metal Packaging Holdings BV and Dunlop Standard Aerospace Group Limited. He is a graduate of University of Leeds.

     Kevin Luzak is a corporate director of Doughty Hanson & Co., Inc. Prior to his current position, he served in various positions at Salomon Brothers Inc from 1991 to 1998. Mr. Luzak currently serves on the Board of Directors of Dunlop Standard Aerospace Group Limited.

     John J. Zei joined Knowles in January, 2000 as President and Chief Operating Officer. He was elected a Class B Director in March, 2000 and President and Chief Executive Officer as of April, 2000. Mr. Zei was with Siemens Hearing Instrument Corporation from 1987 to 1999 and served as President and Chief Executive Officer from 1990 through 1999. Prior to Siemens, John was with Beltone Electronics from 1976 to 1987. Mr. Zei is a graduate of Loyola University, Loyola University School of Law and the University of Chicago.

     James F. Brace joined Knowles in January, 2000 as Vice President and Chief Financial Officer. He was elected Executive Vice President and Chief Financial Officer as of April, 2000. Mr. Brace served as Senior Vice President and Chief Financial Officer of Argent Healthcare Financial Services during 1999, as Vice President, Treasurer and Chief Financial Officer of Littelfuse, Inc. from 1992 to 1998, and as Vice President, Treasurer and Chief Financial Officer of Sanford Inc. from 1987 to 1992. Mr. Brace is a graduate of Princeton University and the University of Chicago.

     Patrick W. Cavanagh has managed SSPI since 1992 and Automotive Components since its inception in 1996. From 1978 to 1992, prior to joining Knowles, he held various domestic and international management positions at the Barber Colman Company. He is a graduate of the Milwaukee School of Engineering.

     Stephen D. Petersen joined Knowles in 1980 and served in various accounting positions including Assistant Treasurer and Vice President - Controller of KE. He was promoted to Vice President Finance in September 1999. Mr. Petersen is a graduate of Augustana College, holds a Master of Management degree from Northwestern University, and is a certified public accountant.

Item 11.

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table provides information concerning the compensation we paid to our senior officers for 2000, 1999 and 1998:

                                                                                                 Long-Term
                                                                                                Compensation
                                                            Annual Compensation                 ------------
                                            -----------------------------------------------      Securities
                                                                               Other Annual      Underlying         All Other
Name and Principal Position       Year            Salary             Bonus     Compensation     Options/SARs     Compensation (3)
---------------------------       ----            ------             -----     ------------     ------------     ----------------
Reg G. Garratt                    2000        $  414,050        $  104,341            --            --           $    4,113
     Chairman                     1999           410,294           101,608            --            --            3,715,691
                                  1998           398,700           483,975            --            --               6,195

John J. Zei                       2000           374,815           413,673            --            --              117,711
     President and Chief          1999                --                --            --            --                   --
        Executive Officer         1998                --                --            --            --                   --

James F. Brace                    2000           219,235           184,833            --            --                4,750
     Executive Vice President     1999                --                --            --            --                   --
        and Chief Financial       1998                --                --            --            --                   --
        Officer

Patrick W. Cavanagh               2000           160,333           151,109            --            --                3,683
     Vice President & General     1999           173,821             5,445       $23,746(2)         --              441,113
     Manager Automotive           1998           162,090            63,147        29,137(2)        100                2,565
     Components

David Yang                        2000           179,238            22,068            --            --                  843
     Vice President & General     1999           160,502            38,721            --            --              405,090
     Manager Emkay(1)             1998           132,412            65,286            --           200                  678

     (1)  David Yang left Knowles on January 29, 2001.

     (2) Expenses and allowances associated with Mr. Cavanagh's two year relocation to Germany.

     (3) The following chart is a breakdown of the payments made to the executive officers under the heading "All Other Compensation". The Success Bonuses represent one-time payments made to the executive officers in 1999 in connection with the sale of the company. Similarly, the Tenure Bonuses represent a one-time payment to each employee in connection with the sale of the company. Payments were made to the executive officers under the Supplemental Executive Retirement Plan in connection with the Plan's termination in 1999. The Company also made contributions to the Knowles Electronics, Inc. Employee Retirement Savings 401(k) Plan on behalf of the executive officers and paid life insurance premiums on behalf of the executive officers in the amounts set fourth in the chart.

                                                                 Supplemental       Knowles        Life
                                      Success         Tenure      Executive       401(k) Plan    Insurance        Moving
Executive                 Year        Bonus           Bonus      Retirement Plan  Contributions   Premiums       Expenses
---------                 ----        -----           -----     ---------------   -------------   --------       --------
Reg G. Garratt            2000     $       --     $      --       $       --           $1,700      $2,413      $       --
                          1999      2,226,000         2,100        1,483,406            1,600       2,585              --
                          1998             --            --               --            1,600       4,595              --

John J. Zei               2000             --            --               --            3,400       1,703         112,608
                          1999             --            --               --               --          --              --
                          1998             --            --               --               --          --              --

James F. Brace            2000             --            --               --            3,909         841              --
                          1999             --            --               --               --          --              --
                          1998             --            --               --               --          --              --

Patrick W. Cavanagh       2000             --            --               --            2,625       1,058              --
                          1999        397,500           350           40,918            1,287       1,058              --
                          1998             --            --               --            1,600         965              --

David Yang                2000             --            --               --              843          --              --
                          1999        397,500           654            5,336            1,600          --              --
                          1998             --            --               --              678          --              --

EXECUTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     In connection with the Recapitalization all outstanding stock appreciation rights and options were surrendered in exchange for a cash payment. Our senior officers surrendered their then outstanding stock appreciation rights and options in exchange for a cash payment equal to the aggregate book value increases in the value of the underlying stock through December 31, 1998. As a result, Reg G. Garratt, Patrick W. Cavanagh, and David Yang received $818,080, $221,180, and $103,338 , respectively. The SAR Plan was terminated as of the Recapitalization.

PENSION PLAN

     The following table provides information concerning the estimated annual pension benefit we pay to employees of KE and SSPI on their retirement, based upon their years of service and their average monthly earnings prior to their retirement (as described below).

                                                 YEARS OF SERVICE
                               ----------------------------------------------------
              REMUNERATION        15         20         25         30         35
             --------------    --------   ---------  ---------  ---------  --------
             $125,000......    $ 34,000   $ 45,000   $ 57,000   $ 57,000   $ 57,000
              150,000......      42,000     55,000     69,000     69,000     69,000
              175,000......      45,000     59,000     74,000     74,000     74,000
              200,000......      45,000     59,000     74,000     74,000     74,000
              225,000......      45,000     59,000     74,000     74,000     74,000
              250,000......      45,000     59,000     74,000     74,000     74,000
              275,000......      45,000     59,000     74,000     74,000     74,000
              300,000......      45,000     59,000     74,000     74,000     74,000
              325,000......      45,000     59,000     74,000     74,000     74,000
              350,000......      45,000     59,000     74,000     74,000     74,000
              400,000......      45,000     59,000     74,000     74,000     74,000

              450,000......      45,000     59,000     74,000     74,000     74,000
              500,000......      45,000     59,000     74,000     74,000     74,000

     Our pension plan, which became effective on July 1, 1963, is a non-contributory defined benefit plan covering employees of the KE business unit and SSPI. As of December 31, 2000, Reg G. Garratt, John Zei, Jim Brace, Patrick
W. Cavanagh, and David Yang have 23, 1, 1, 8 and 3 credited years of service, respectively. Under the plan, a participant who terminates employment on or after attaining his or her normal retirement age is entitled to receive a monthly pension benefit commencing on his or her normal or deferred retirement date. The retirement benefit payable under the plan is equal to 2% of a participant's average monthly covered compensation during the five consecutive years during which such participant received his or her highest earnings within the ten year period ending on the date of termination, multiplied by each year of credited service up to a maximum of twenty-five, reduced by the participant's Social Security offset allowance. Under the plan, the Social Security offset allowance is equal to the product of 0.65% multiplied by (i) the participant's years of credited service up to a maximum of twenty-five years and (ii) the lessor of: (A) the participant's average monthly earnings over the three years prior to determination or (B) 1/12th of the average of the Social Security taxable wage bases for the 35 year period ending with the last day of the calendar year in which the participant attains Social Security retirement age.

     Effective January 1, 1998, we established the Supplemental Executive Retirement Plan, an excess benefit plan designed to provide certain of our employees with benefits in excess of those otherwise permitted under our pension plan due to the compensation and benefit limitations placed on qualified retirement plans under the Internal Revenue Code of 1986, as amended. Benefits under the Supplemental Executive Retirement Plan were paid to the following individuals in the corresponding amounts immediately prior to the Recapitalization and the Supplemental Executive Retirement Plan was terminated as of the Recapitalization: Mr. Garratt: $1,483,406; Mr. Cavanagh: $40,918; and Mr. Yang: $5,336.


EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE PAY PLAN

     On April 7, 1992, we entered into an employment agreement with Reg G. Garratt. The agreement, which was amended and restated on March 15, 1998 and amended verbally with Doughty Hanson prior to the closing of the Recapitalization, provides for Mr. Garratt's employment as the chairman and chief executive officer of Knowles until a replacement chief executive officer is appointed. Mr. John Zei was appointed President and Chief Executive Officer as of April 1, 2000. Mr. Garratt will continue to serve as chairman until December 31, 2003, at his ongoing salary. If we terminate Mr. Garratt's employment without cause before December 31, 2003, Mr. Garratt is entitled to receive his base salary in effect on the date of termination through December 31, 2003, a pro-rata portion of the bonus to which he was entitled on the date of termination, and a lump sum payment of $60,000. During the term of his employment and for two years thereafter, Mr. Garratt is restricted from competing with Knowles or any of its subsidiaries and soliciting employees, distributors and customers of Knowles or any of its subsidiaries. The employment agreement also restricts Mr. Garratt from disclosing any confidential or proprietary information relating to Knowles or any of its subsidiaries.

     We maintain a Change in Control Severance Pay Plan to provide for the payment of severance benefits to selected executives whose employment terminates in connection with a change in control of Knowles Electronics, Inc. Patrick W. Cavanagh, and David Yang participate in the Change in Control Severance Pay Plan. According to the terms of the Change in Control Severance Pay Plan, the executive is entitled to receive up to two times his annual base salary and bonus, less any salary and bonus paid to the executive after the change in control, if we terminate a participating executive's employment without cause or the executive terminates his employment as a result of an adverse modification to the terms of the executive's employment during the two-year period following a change in control of Knowles. The Recapitalization constitutes a change in control under the Change in Control Severance Pay Plan.

     In 1998, we entered into success bonus agreements with each of our five senior officers to provide incentives for such officers to assist in a successful sale of the business. Except for the agreement with Bernard J. Smith, which provides that we will pay Mr. Smith a lump-sum of $400,000 upon the successful sale of

Knowles, the agreements provide for us to pay the senior officers a percentage of the sale price of Knowles as follows: Reg G. Garratt: 0.42%; Doug Brander:
0.075%; Patrick W. Cavanagh: 0.075%; and David Yang: 0.075%. Payment was made under each of the success bonus agreements at the time of the Recapitalization.

     Effective January 3, 2000, John Zei became the President and Chief Operating Officer of Knowles, with an annual salary of $325,000, a signing bonus of $25,000 payable on the date Mr. Zei commenced his employment with Knowles, and eligibility to participate in certain bonus plans generally available for senior management employees. Mr. Zei succeeded Mr. Garratt as Chief Executive Officer of Knowles on April 1, 2000.

     In connection with the commencement of his employment, Knowles has agreed to loan Mr. Zei $300,000 to purchase Knowles' common stock at fair market value, and Mr. Zei has purchased an additional $200,000 worth of common stock at fair market value with his own funds. The stock is subject to Stockholders' and Registration Rights Agreements described under the heading "Related Party Transactions." The loan will be repayable in full on the earlier of the sale of Knowles and the fifth anniversary of the purchase date. In addition, Mr. Zei will be required to mandatorily prepay a portion of the loan if he sells any of his common stock. Knowles has also agreed to pay up to six months of reasonable interest on any bridge loan, not to exceed $750,000, Mr. Zei incurs in connection with his relocation expenses.

     Effective January, 2000, James Brace became the Vice President and Chief Financial Officer of Knowles, with an annual salary of $225,000 and eligibility to participate in certain bonus plans generally available for senior management of Knowles. In the event that Mr. Brace's employment with Knowles is terminated by Knowles without cause, Mr. Brace will be entitled to receive salary and benefit continuation for six months. Mr. Brace was appointed Executive Vice President and Chief Financial Officer on April 1, 2000.

     In connection with the commencement of his employment, Mr. Brace has purchased $200,000 of common stock with his own funds and will have the opportunity to purchase an additional $125,000 worth of Knowles' common stock at $30 per share with his own funds. The stock is subject to the Stockholders' and Registration Rights Agreements described under the heading "Related Party Transactions."

EXECUTIVE STOCK PURCHASE AGREEMENT

     In connection with the purchase of Class A Common Stock by members of management, each executive purchasing stock entered into an Executive Stock Purchase Agreement with Knowles and Key Acquisition, LLC. Among other things, the Executive Stock Purchase Agreements (i.) define Vested Stock, the Executive's Put Option, and the Company's Call Option, (ii.) provides for restrictions on the executive from competing with Knowles or soliciting its employees and (iii.) provides for severance benefits to the executive under certain circumstances.

     David Yang left Knowles on January 29, 2001 and will receive certain severance benefits for up to 24 months.

COMPENSATION OF DIRECTORS

     Prior to the Recapitalization, directors who were not employees were paid a quarterly fee of $4,500, plus a fee of $3,750 for each Board meeting attended, $2,500 for each special meeting and, as committee members, received $500 per committee meeting attended. Directors also received a fee of $300 per hour for each additional hour worked. Employees and officers who are directors received no additional compensation for services rendered as directors.

     Effective January 13, 1997, we adopted the Retirement Plan for Outside Directors, which allows a participating director to defer all or any portion of his or her director fees until the earlier of the director's termination of service or the 65th birthday. Benefits under the Retirement Plan for Outside Directors were unfunded and were paid from Knowles' general assets. The Retirement Plan for Outside Directors was terminated in connection with the Recapitalization.

     Following the Recapitalization, our directors no longer receive any fees or other compensation for services rendered in their capacity as directors.

     Item 12.


                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is certain information, as of February 28, 2001, concerning
(a) the beneficial ownership of our voting securities by entities and persons who beneficially own more than 5% of our voting securities and (b) the ownership of our securities by our executive officers and directors. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

                                                                                     AMOUNT
                                                                                  BENEFICIALLY     PERCENT
                               NAME AND ADDRESS OF BENEFICIAL OWNER(1)              OWNED(2)      OF CLASS
                               ---------------------------------------              --------      --------
                         Key Acquisition, L.L.C.
                           c/o Doughty Hanson & Co. Limited
                           Times Place, 45 Pall Mall, London SW1Y 5JG,
                         England...........................................         800,000         82.1%
                         Doughty Hanson & Co. Limited(3)
                           Times Place, 45 Pall Mall, London SW1Y 5JG,
                         England...........................................         800,000         82.1%

     ----------


(1) After the Recapitalization, various members of the Knowles family and trusts for the benefit of members of the Knowles family hold in the aggregate 100,000 shares of common stock, or 10.3% of currently outstanding shares of common stock. Such stockholders have the right to elect one of our directors pursuant to a stockholders' agreement with Key Acquisition, L.L.C. We have no reason to believe that various members of the Knowles family and trusts for the benefit of members of the Knowles family constitute a group, as that term is in Section 13(d)(3) of the Exchange Act.

(2) Class A Common Stock

(3) Consists only of shares of Knowles owned by Key Acquisition, L.L.C., all of whose membership interests are held by limited partnerships for which Doughty Hanson acts as general partner.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                                                                                                 AMOUNT
                                                                                              BENEFICIALLY   PERCENT
                                 NAME OF BENEFICIAL OWNER            TITLE OF CLASS              OWNED       OF CLASS
                         ----------------------------------------   ----------------           -----------   --------
                         Reg G. Garratt..........................   Class A Common                20,000       2.0%
                         James E. Knowles........................   Class A Common                 9,947       1.0
                                                                    Series A  Preferred            2,045       0.2
                         Kenneth John Terry......................        --                           --        --
                         Kevin Luzak.............................        --                           --        --
                         John J. Zei.............................   Class A Common                16,667       1.7
                         James F. Brace..........................   Class A Common                10,833       1.1
                         Patrick W. Cavanagh.....................   Class A Common                10,000       1.0
                         Stephen D. Petersen.....................   Class A Common                 3,333       0.3

                         Combined holdings of directors and         Class A Common                70,780       7.3%
                         executive officers as a group...........   Series A Preferred             2,045       0.2%

Item 13.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DISTRIBUTION OF THE EQUIPMENT FINANCING BUSINESS

         On June 29, 1999, Knowles' equipment financing business (The Financial Corporation of Illinois), including certain parcels of real estate, were distributed to our preexisting stockholders, in redemption of 10% of the stock owned by those stockholders. James E. Knowles, one of our directors, is a stockholder of, and currently serves as the president of, The Financial Corporation of Illinois.

SERVICE AND COMMISSION AGREEMENTS

         In connection with the Recapitalization, we entered into a Service Agreement dated June 23, 1999 (the "Service Agreement") with Doughty Hanson & Co. Managers Limited ("DHCM"), a subsidiary of Doughty Hanson & Co. Limited, pursuant to which DHCM received a fee of $3,000,000 upon the successful completion of the Recapitalization for financial advisory services related to the Recapitalization. The Service Agreement made available the resources of DHCM concerning a variety of financial and operational matters including advice and assistance in negotiating the purchase of shares owned by the Knowles family.

         Also in connection with the Recapitalization, we entered into a Commission Agreement dated June 23, 1999 (the "Commission Agreement") with DHCM pursuant to which DHCM received a total aggregate commission of $2,000,000 upon the successful completion of the Recapitalization for its services in arranging the equity financing for the Recapitalization.

STOCKHOLDERS' AND REGISTRATION RIGHTS AGREEMENTS

         In connection with the Recapitalization, Knowles and the holders of its common stock, including Key Acquisition and certain members of management, entered into a stockholders' agreement dated as of June 30, 1999 (the "Stockholders' Agreement") and a registration rights agreement dated as of June 30, 1999 (the "Registration Rights Agreement"). Among other things, the Stockholders' Agreement and Registration Rights Agreement (i) impose certain restrictions on the transfer of shares of common stock by such holders and (ii) give such holders registration rights under certain circumstances. We will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement. Directors and executives of the company to date have purchased 89,167 shares of common stock which are subject to the Stockholders' Agreement and Registration Rights Agreement.

SOFTWARE CONTRACTS BETWEEN KNOWLES AND SEAN R. GARRATT

         Effective January 23, 1998, we entered into a software development agreement (the "Software Development Agreement") with Daystrom Software Ltd. ("Daystrom"), a limited liability company owned by Reg G. Garratt's son, Sean R. Garratt. Pursuant to the Software Development Agreement, Daystrom agreed to develop and assist in the maintenance of certain voice command and control engine software for Knowles in exchange for a fee. We renewed the Software Development Agreement in January 1999, and it was terminated on June 16, 1999. Pursuant to the Software Development Agreement, we paid $96,080 to Daystrom. We entered into a new six month software development agreement on July 2, 1999 for an automatic system for optimizing hearing aid instruments. The July 2, 1999 agreement was terminated February 28, 2000.

LOAN TO JOHN J. ZEI

         In connection with the commencement of his employment, Knowles agreed to loan Mr. Zei $300,000 to purchase Knowles' common stock at fair market value and to pay up to six months of reasonable interest on any bridge loan, not to exceed $750,000, Mr. Zei incurs in connection with his relocation expenses (see the description of these items under "Employment Arrangements").

LOAN TO JAMES F. BRACE

         Knowles has loaned $50,000 to Mr. Brace, due on or before May 31, 2002, in connection with his employment.

 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


                                                                                   Page
                                                                                   ----
a) 1. Financial Statements-
          Consolidated balance sheets-December 31, 2000 and 1999................    38
          Consolidated statements of operations for each of the three years
            in the period ended December 31, 2000...............................    39
          Consolidated statements of stockholders' equity for each of
            the three years in the period ended December 31, 2000...............    40
          Consolidated statements of cash flows for each of the three
            years in the period ended December 31, 2000.........................    41
          Notes to consolidated financial statements............................    42

   2. Schedules

          The following consolidated financial schedule of Knowles Electronics
          Holdings, Inc. is included in response to Item 14(a)

          II - Valuation and Qualifying Accounts.                                   66

          All other schedules under Regulation S-X for Knowles Electronics
          Holdings, Inc. have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

   3. Index to Exhibits........................................................     68


b)        Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended
          December 31, 2000.

                 Schedule II-Valuation and Qualifying Accounts
                       Knowles Electronics Holdings, Inc.


                                                                      Additions
                                        Balance at                             Charge to other                            Balance at
                                       beginning of      Charges to costs         accounts-           Deductions-             end of
                                          period          and expenses            describe             describe               period
                                          ------          ------------            --------             --------               ------
                                                                               (in thousands)
Year ended December 31, 2000
  Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts    $    1,200        $       542                                   $      67 (1)      $    1,675
    Allowance for obsolete inventory       12,111              2,910                                       6,854 (2)           8,167

Year ended December 31, 1999
  Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts    $    !,518        $       738                                   $   1,056 (3)      $    1,200
    Allowance for obsolete inventory        6,245              6,915                                       1,049 (4)          12,111

Year ended December 31, 1998
  Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts     $   1,149        $       518           $       20 (5)          $     169 (6)       $   1,518
    Allowance for obsolete inventory        4,999              1,295                  229 (5)                278 (7)           6,245


  (1) Uncollectible accounts written off.
  (2) Disposal of obsolete inventory and foreign currency translation gain of $293.
  (3) Uncollectible accounts written off and foreign currency translation gain of $46.
  (4) Disposal of obsolete inventory and foreign currency translation gain of $536.
  (5) Foreign currency translation loss.
  (6) Uncollectible accounts written off.
  (7) Disposal of obsolete inventory.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                       KNOWLES ELECTRONICS HOLDINGS, INC.
                                  (Registrant)

                           By: /s/ John J. Zei
                               ---------------
                                   John J. Zei
                                   President and Chief Executive Officer

Dated: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



     Signature                  Title                            Date
     ---------                  -----                            ----
/s/ Reg G. Garratt           Chairman and Class B Director       March 29, 2001
----------------------
    Reg G. Garratt


/s/ John J. Zei              President and                       March 29, 2001
----------------------       Chief Executive Officer
    John J. Zei              Class B Director


/s/ James F. Brace           Executive Vice President            March 29, 2001
----------------------       and Chief Financial Officer
    James F. Brace


/s/ Kenneth John Terry       Class A Director                    March 29, 2001
----------------------
    Kenneth John Terry

/s/ Kevin Luzak              Class A Director                    March 29, 2001
----------------------
    Kevin Luzak

/s/ Stephen D. Petersen      Vice President Finance              March 29, 2001
-----------------------      and Secretary
    Stephen D. Petersen

                                 EXHIBIT INDEX

 2.1 - Recapitalization Agreement dated as of June 23, 1999, among Key Acquisition, L.L.C., Knowles Electronics Holdings, Inc. and the Stockholders (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-40076)
 2.2 - Contribution Agreement dated August 30, 1999, between Knowles Electronics Holdings, Inc. and Knowles Electronics, LLC (incorporated by reference to Exhibit 2.2 to Registration Statement No. 393-40076)
 3.1 - Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-40076)
 3.2 - Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. changing its name to Knowles Electronics Holdings, Inc. (incorporated by reference to
          Exhibit 3.2 to Registration Statement No. 333-40076)
 3.3 - Certificate of Incorporation of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-40076)
 3.4 - Certificate of Incorporation of Emkay Associates, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-40076)
 3.5 - Certificate of Amendment of Certificate of Incorporation of Emkay Associates, Inc. changing its name to Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement No. 333-40076)
 3.6 - Certificate of Incorporation of Knowles Manufacturing Ltd. (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-40076)
 3.7 - Certificate of Incorporation of Synchro-Start Products, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-40076)
 3.8 - Certificate of Formation of Knowles Electronics, LLC (incorporated by reference to Exhibit 3.8 to Registration Statement No. 333-40076)
 3.9 - Amended and Restated By-laws of Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 3.9 to Registration Statement No. 333-40076)
 3.10 - By-laws of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement No. 333-40076)
 3.11 - By-laws of Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement No. 333-40076)
 3.12  -  By-laws of Knowles Manufacturing Ltd. (incorporated by reference to
          Exhibit 3.12 to Registration Statement No. 333-40076)
 3.13  -  By-laws of Synchro-Start Products, Inc. (incorporated by reference to
          Exhibit 3.13 to Registration Statement No. 333-40076)
 3.14 - Limited Liability Company Agreement of Knowles Electronics, LLC, and an amendment dated as of March 14, 2000 thereto (incorporated by reference to Exhibit 3.14 to Registration Statement No. 333-40076)
 4.1 - Indenture, dated as of October 1, 1999, among Knowles Electronics Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 13 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-40076)
 4.2 - Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the "Initial Note") (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to
          Exhibit 4.2 to Registration Statement No. 333-40076)
 4.3 - Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the "Exchange Note") (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to
          Exhibit 4.3 to Registration Statement No. 333-40076)
 4.4 - Registration Rights Agreement, dated October 1, 1999, between Knowles Electronics Holdings, Inc., Morgan Stanley & Co. Incorporated and Chase Securities, Inc. (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-40076)
10.1 - Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager, and an amendment dated December 23, 1999 and an amendment dated April 10, 2000 thereto (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-40076)
10.2 - Parent Guarantee Agreement, dated as of June 30, 1999, between Knowles Electronics Holdings, Inc. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-40076)
10.3 - Subsidiary Guarantee Agreement, dated as of June 30, 1999 among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchro-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit
          10.3 to Registration Statement No. 333-40076)
10.4 - Security Agreement, dated as of June 30, 1999, among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchro-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-400076)

10.5    -  Pledge Agreement, dated as of June 30, 1999 among Knowles
           Electronics, Inc., the Subsidiary Pledgors and The Chase
           Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to Registration Statement No.333-40076)
10.6    -  Amended and Restated Employment Agreement, dated as of June 21,
           1993, between Knowles Electronics Holdings, Inc. and Reg G.
           Garratt (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-40076)
10.7    -  Employment Agreement between Knowles Electronics Holdings, Inc.
           and John J. Zei (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-40076)
10.8    -  Employment Agreement, dated December 29, 1999, between Knowles
           Electronics Holdings, Inc. and James F. Brace (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-40076)
10.9    -  Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronic Holdings, Inc., John J. Zei and
           Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-40076)
10.10   -  Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronics Holdings, Inc., James F. Brace and Key Acquisition, L.L.C. (incorporated by reference to Exhibit
           10.10 to Registration Statement No. 333-40076)
10.11   -  Executive Stock Purchase Agreement, dated as of June 30, 1999, by and among Knowles Electronics Holdings, Inc., Stephen D.
           Peterson and Key Acquisition, L.L.C. (incorporated by reference to
           Exhibit 10.11 to Registration Statement No. 333-40076)
10.12   -  Special Severance Commitment, dated as of September 9, 1998, between Knowles Electronics Holdings, Inc. and Bernard J. Smith (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-40076)
10.13   -  Change-in-Control Severance Pay Plan, dated as of September 21,
           1998, established by Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-40076)
10.14   -  Management Incentive Plan of Knowles Electronics Holdings, Inc.
           for Calendar Year 1999 (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-40076)
10.15   -  Long Term Incentive Plan of Knowles Electronics Holdings, Inc.
           (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-40076)
10.16   -  Service Agreement, dated June 28, 1999, between Doughty Hanson &
           Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-40076)
10.17   -  Commission Agreement, dated June 28, 1999, between Doughty
           Hanson & Co. Managers Limited and Knowles Electronics Holdings,
           Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-40076)
10.18   -  Stockholders Agreement dated as of June 30, 1999, among Knowles
           Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Vendor Group, Morgan Stanley Senior Funding, Inc., Chase Securities, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-40076)
10.19   -  Registration Rights Agreement, dated as of June 20, 1999, among
           Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Existing Holder Group, Morgan Stanley Senior
           Funding Inc., Chase Securities Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-40076)
12.1    -  Calculation of Ratio of Earnings to Fixed Charges
21.1    -  List of Subsidiaries