Form 10-Q
period 2001-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2001-05-15
CIK 1099373

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF
         ---  THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY - PERIOD
              ENDED March 31, 2001 OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM          TO
                   --------    ----------

                        Commission file number 333-40076

                       Knowles Electronics Holdings, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                     36-2270096
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                              1151 Maplewood Drive
            Itasca, Illinois                                 60143
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

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 PAGE

Item 1.  Financial Statements

    Consolidated  Statements of Operations for the three months
     ended March 31, 2001 and 2000                                                3

     Consolidated  Balance  Sheets as of March 31, 2001 and
     December 31, 2000                                                            4

     Consolidated Statements of Cash Flows for the three months
     ended  March 31, 2001 and 2000                                               5

     Notes to the Consolidated Financial Statements                               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  15

Item 3.   Qualitative and Quantitative Disclosures about Market Risk             21


PART II - OTHER INFORMATION

None

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31
                                              2001             2000
                                           ---------------------------
                                                 (IN THOUSANDS)
Net sales                                  $ 54,729         $ 59,860
Cost of sales                                28,561           33,603
                                           --------         --------
Gross margin                                 26,168           26,257

Research and development expenses             3,562            2,960
Selling and marketing expenses                3,410            2,972
General and administrative expenses           8,377            6,535
Restructuring expenses                          285           20,094
                                           --------         --------
Operating income (loss)                      10,534           (6,304)

Other income (expense):
  Interest income                                78              239
  Interest expense                          (10,361)         (10,206)
                                           --------         --------
Income (loss) before income taxes               251          (16,271)

Income taxes                                    (95)            (523)
                                           --------         --------
Net income (loss)                          $    156         $(16,794)
                                           ========         ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                   (UNAUDITED)
                                                                                    MARCH 31         DECEMBER 31
                                                                                      2001              2000
                                                                                      ----              ----
ASSETS                                                                                     (IN THOUSANDS)
Current Assets:
      Cash and cash equivalents                                                    $  11,065         $  17,076
      Accounts receivable, net                                                        42,434            42,392
      Inventories, net                                                                49,216            47,465
      Prepaid expenses and other                                                       2,732             3,134
                                                                                   ---------         ---------
Total current assets                                                                 105,447           110,067
Property, plant and equipment, at cost:
Land                                                                                   6,948             6,957
Building and improvements                                                             31,135            31,469
Machinery and equipment                                                               64,853            65,482
Furniture and fixtures                                                                24,649            23,705
Construction in progress                                                               5,759             4,501
                                                                                   ---------         ---------
      Subtotal                                                                       133,344           132,114
Accumulated depreciation                                                             (72,820)          (71,580)
                                                                                   ---------         ---------
      Net                                                                             60,524            60,534
Other assets, net                                                                      3,771             3,855
Deferred income taxes                                                                  5,736             5,744
Deferred finance costs, net                                                            8,971             9,577
                                                                                   ---------         ---------
Total assets                                                                       $ 184,449         $ 189,777
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                             $  12,529         $  14,471
      Accrued compensation and employee benefits                                       7,534             9,334
      Accrued interest payable                                                        10,459             4,898
      Accrued warranty and rebates                                                     8,205             8,971
      Accrued restructuring costs                                                      9,674            12,886
      Other liabilities                                                                8,204             8,652
      Income taxes                                                                     3,890             4,134
      Short-term debt                                                                  1,691             1,253
      Current portion of notes payable                                                10,000             9,375
                                                                                   ---------         ---------
Total current liabilities                                                             72,186            73,974

Accrued pension liability                                                              8,038             7,902
Other noncurrent liabilities                                                             312               764
Notes payable                                                                        337,263           339,432
Preferred stock mandatorily redeemable in 2019 including accumulating
      dividends of: $33,762 March 2001; $28,675 December, 2000                       218,762           213,675
Stockholders' equity (deficit):
      Common stock, Class A, $0.001 par value, 1,052,632 shares authorized,
            outstanding: 983,333 March, 2001; 983,333 December, 2000                      --                --
      Common stock, Class B, $0.001 par value, 52,632 shares authorized,
            none ever issued                                                              --                --
      Capital in excess of par value                                                  17,263            17,263
      Retained earnings (accumulated loss)                                          (461,155)         (456,430)
      Accumulated other comprehensive income - translation adjustment                 (8,220)           (6,803)
                                                                                   ---------         ---------
Total stockholders' equity (deficit)                                                (452,112)         (445,970)
                                                                                   ---------         ---------
Total liabilities and stockholders' equity (deficit)                               $ 184,449         $ 189,777
                                                                                   =========         =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2001              2000
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)                                           $    156         ($16,794)
Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
           Depreciation and amortization                       3,397            3,029
           Restructuring costs                                   285           20,094
           Amortization of deferred financing fees
                and debt discount                                687              611
           Inventory obsolescence provision                      221               --
           Change in assets and liabilities:
                Accounts receivable                              (42)            (809)
                Inventories                                   (1,972)           2,983
                Other current assets                             218           (1,565)
                Deferred Income taxes                              8               --
                Accounts payable                              (1,162)            (799)
                Accrued restructuring costs                   (3,497)            (378)
                Accrued interest payable                       5,561            5,308
                Other current liabilities                     (3,014)           2,306
                Other noncurrent liabilities                    (316)             947
                Income taxes payable                            (244)            (625)
                                                            --------         --------
Net cash provided by operating activities                        286           14,308

INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net              (4,799)          (2,810)
                                                            --------         --------
Net cash used in investing activities                         (4,799)          (2,810)

FINANCING ACTIVITIES
Debt (payments)                                               (1,187)              --
Repurchase common stock                                           --             (300)
                                                            --------         --------
Net cash used in financing activities                         (1,187)            (300)
Effect of exchange rate changes on cash                         (311)              77
                                                            --------         --------
Net increase (decrease) in cash and cash equivalents          (6,011)          11,275
Cash and cash equivalents at beginning of year                17,076           23,798
                                                            --------         --------
Cash and cash equivalents at end of period                  $ 11,065         $ 35,073
                                                            ========         ========

                       Knowles Electronics Holdings, Inc.

                   Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)

                                 March 31, 2001
                                   (unaudited)

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

For the three months ended March 31, 2001 and 2000, total comprehensive (loss) amounted to ($1,261) and ($17,743), respectively. The difference between net income (loss) and comprehensive (loss) is related primarily to the Company's foreign currency translation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended March 31, 2001 do not necessarily indicate the results that may be expected for the full year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and notes thereto on the Company's Form 10-K for the year ended December 31, 2000.


2.  INVENTORY

Inventories are as follows:


                                                    MARCH 31,         DECEMBER 31,
                                                      2001               2000
Raw materials                                        $34,243            $33,943
Work in process                                        9,110              9,217
Finished goods                                        14,181             13,280
                                                     -------            -------
                                                      57,534             56,440
Less allowances for:
      Adjustment to LIFO                                 808                808
      Obsolescence and net realizable value            7,510              8,167
                                                     -------            -------
                                                     $49,216            $47,465
                                                     =======            =======

Approximately 41% and 42% of inventory is valued on the LIFO method at March 31, 2001 and December 31, 2000 respectively.


3.  NOTES PAYABLE

As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, December 23, 1999 and April 10, 2000, with certain lenders ("Senior Credit Agreement"). The credit agreement consists of $250,000, which provides for revolving loans of $50,000 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 2.50% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 1.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 3.00% or (2) Alternate Base Rate plus an initial margin on 2.00%. The amendment to the Senior Credit Agreement dated April 10, 2000, increased the interest rate spread for each of the Term A Facility, Revolving Credit Facility and Term B Facility by 0.25%. At March 31, 2001, the weighted average interest rate was 8.9% for the Term A Facility and 9.4% for the Term B Facility.

The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:


                                                        MARCH 31,          DECEMBER 31,
                                                           2001               2000
Term A facility                                          $47,500             $48,750
Term B facility                                          149,250             149,625
Senior Subordinated Notes                                153,200             153,200
       Discount on Senior Subordinated Notes              (2,687)            (2,768)
                                                        --------            --------
                                                         347,263             348,807

Less: Current portion                                     10,000               9,375
                                                        --------            --------
Total Long-term notes payable                           $337,263            $339,432
                                                        ========            ========

The Notes were issued in a private placement on October 1, 1999 and are due October 15, 2009 with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission on October 20, 2000. The Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness, which is expressly not senior to the Notes.

The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated April 10, 2000 (`the Amendment") whereby the Company is in compliance with all its debt covenants through the date of the Amendment. As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of March 31, 2001 and December 31, 2000, and summarized income statement and cash flow information for the three months ended March 31, 2001 and 2000. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999,

Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

Summarized balance sheet information as of March 31, 2001 and December 31, 2000 and summarized income statement and cash flow information for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                        MARCH 31, 2001
                                                                                        --------------
                                                             PARENT      GUARANTORS     NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ------      ----------     --------------   ------------   ------------
Cash                                                      $   4,329     $  2,494         $  4,242        $      --      $  11,065
Accounts receivable                                           2,939       28,885           53,132          (42,522)        42,434
Inventories                                                      --       21,564           30,294           (2,642)        49,216
Other current assets                                             --        2,780            2,891           (2,939)         2,732
Net property, plant and equipment                                --       28,055           32,583             (114)        60,524
Investment in and advances to subsidiaries                   97,967      112,909            6,799         (217,675)            --
Deferred finance costs, net                                   8,971           --               --               --          8,971
Other non-current assets                                         --       11,404            1,533           (3,430)         9,507
                                                          ---------    --------         --------        ---------      ---------
Total assets                                              $ 114,206     $208,091         $131,474        $(269,322)     $ 184,449
                                                          =========     ========         ========        =========      =========
Accounts payable                                          $     --      $ 17,252         $ 37,816        $ (42,539)     $  12,529
Accrued restructuring costs                                     --         3,412            6,262               --          9,674
Advances from parent                                        60,254        (4,187)          17,646          (73,713)            --
Other current liabilities                                    9,568        21,910           15,646           (8,832)        38,292
Short-term debt                                             10,000            --            1,691               --         11,691
Noncurrent liabilities                                          --         6,935            2,127             (712)         8,350
Notes payable                                              337,263            --               --               --        337,263
Preferred stock                                            218,762            --               --               --        218,762
Stockholders' equity (deficit)                            (521,641)      162,769           50,286         (143,526)      (452,112)
                                                          ---------     --------         --------        ---------      ---------
Total liabilities and stockholders' equity (deficit)      $ 114,206     $208,091         $131,474        $(269,322)     $ 184,449
                                                          =========     ========         ========        =========      =========

                                                                                    DECEMBER 31, 2000
                                                                                    -----------------
                                                            PARENT       GUARANTORS   NON-GUARANTORS  ELIMINATIONS    CONSOLIDATED
                                                            ------       ----------   --------------  ------------    ------------
Cash                                                      $   7,076       $   2,847       $   7,153      $      --       $  17,076
Accounts receivable                                              --          39,097          54,536        (51,241)         42,392
Inventories, net                                                 --          21,285          28,428         (2,248)         47,465
Other current assets                                             --             511           3,950         (1,327)          3,134
Net property, plant and equipment                                --          27,309          34,090           (865)         60,534
Investments in and advances to subsidiaries                  97,967         111,720           6,314       (216,001)             --
Deferred finance costs, net                                   9,577              --              --             --           9,577
Non-current assets                                               --          11,735           1,293         (3,429)          9,599
                                                          ---------       ---------       ---------      ---------       ---------
Total assets                                              $ 114,620       $ 214,504       $ 135,764      $(275,111)      $ 189,777
                                                          =========       =========       =========      =========       =========
Accounts payable                                          $      --       $  24,449       $  40,156      $ (50,134)      $  14,471
Accrued restructuring costs                                      --           3,785           9,101             --          12,886
Advances from (to) parent                                    57,339          (5,536)         16,558        (68,361)             --
Other current liabilities                                     4,007          23,882          12,429         (4,329)         35,989
Short-term debt                                               9,375              --           1,253             --          10,628
Non-current liabilities                                          --           6,702           1,964             --           8,666
Notes payable                                               339,432              --              --             --         339,432
Preferred stock                                             213,675              --              --             --         213,675
Stockholders' equity (deficit)                             (509,208)        161,222          54,303       (152,287)       (445,970)
                                                          ---------       ---------       ---------      ---------       ---------
Total liabilities and stockholders' equity (deficit)      $ 114,620       $ 214,504       $ 135,764      $(275,111)      $ 189,777
                                                          =========       =========       =========      =========       =========

                                                                               THREE MONTHS ENDED MARCH 31, 2001
                                                                               ---------------------------------
                                                             PARENT      GUARANTORS     NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ------      ----------     --------------   ------------   ------------
Net sales                                                 $      --     $    43,400     $       44,018   $    (32,689)  $    54,729
Cost of sales                                                    --          27,018             35,029        (33,486)       28,561
                                                          ---------     -----------     --------------   ------------   -----------
Gross margin                                                     --          16,382              8,989            797        26,168
Selling, research and administrative expenses                    --          10,455              5,512           (618)       15,349
Restructuring expenses                                           --              59                226             --           285
                                                          ---------     -----------     --------------   ------------   -----------
Operating income                                                 --           5,868              3,251          1,415        10,534
Other income (expense):
     Interest income                                             52             340                 67           (381)           78
     Interest expense                                       (10,335)           (144)              (268)           386       (10,361)
     Miscellaneous, net                                          --             178                 86           (264)           --
     Dividend income                                          2,939              --                 --         (2,939)           --
                                                          ---------     -----------     --------------   ------------   -----------
Income (loss) before income taxes                            (7,344)          6,242              3,136         (1,783)          251
Income taxes                                                     --          (1,280)             1,185                          (95)
                                                          ---------     -----------     --------------   ------------   -----------
Net income (loss)                                         $  (7,344)    $     4,962     $        4,321   $     (1,783)  $       156
                                                          =========     ===========     ==============   ============   ===========

                                                                                THREE MONTHS ENDED MARCH 31, 2000
                                                                                ---------------------------------
                                                             PARENT      GUARANTORS     NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ------      ----------     --------------   ------------   ------------
Net sales                                                 $             $43,717         $46,789          $(30,646)      $ 59,860
Cost of sales                                                   --       27,493          35,635           (29,525)        33,603
                                                          ----------------------------------------------------------------------
Gross margin                                                    --       16,224          11,154            (1,121)        26,257
Selling, research and administrative expenses                   --        7,545           5,108              (186)        12,467
Restructuring expenses                                          --        6,789          13,305                --         20,094
                                                          ----------------------------------------------------------------------
Operating income (loss)                                         --        1,890          (7,259)             (935)        (6,304)
Other income (expense):
  Interest income                                               --          494              68              (323)           239
  Interest (expense)                                       (10,088)         (21)           (355)              258        (10,206)
                                                          ----------------------------------------------------------------------
Income (loss) before taxes                                 (10,088)       2,363          (7,546)           (1,000)       (16,271)
Income taxes                                                    --         (232)           (291)               --           (523)
                                                          ----------------------------------------------------------------------
Net income (loss)                                         $(10,088)     $ 2,131         $(7,837)          $(1,000)      $(16,794)
                                                          ======================================================================

                                                                                THREE MONTHS ENDED MARCH 31, 2001
                                                                                ---------------------------------
                                                             PARENT      GUARANTORS     NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             ------      ----------     --------------   ------------   ------------
Net cash provided by operating activities                 $(1,560)      $ 3,111         $(2,265)         $ 1,000        $   286
                                                          ---------------------------------------------------------------------
Purchases of property, plant and equipment, net                --        (3,464)         (1,335)              --         (4,799)
                                                          ---------------------------------------------------------------------
Net cash used in investing activities                          --        (3,464)         (1,335)              --         (4,799)
Debt (payments)                                            (1,187)           --              --               --         (1,187)
Equity contributions into subsidiaries                         --            --           1,000           (1,000)            --
                                                          ---------------------------------------------------------------------
Net cash used in financing activities                      (1,187)           --           1,000           (1,000)        (1,187)
Effect of exchange rate changes on cash                        --            --            (311)                           (311)
                                                          ---------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                         (2,747)         (353)         (2,911)              --         (6,011)
Cash and cash equivalents at beginning of period            7,076         2,847           7,153               --         17,076
                                                          ---------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 4,329        $2,494         $ 4,242          $    --        $11,065
                                                          ======================================================================

                                                                            THREE MONTHS YEAR ENDED MARCH 31, 2000
                                                                            --------------------------------------
                                                             PARENT      GUARANTORS     NON-GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                             ------      ----------     --------------   ------------  ------------
Net cash provided by operating activities                 $  9,097       $  609         $  4,602         $    -         $   14,308
                                                          --------      -------          -------         ------          ---------
Purchases of property, plant and equipment, net                  -         (728)          (2,082)             -             (2,810)
                                                          --------      -------          -------         ------          ---------
Net cash used in investing activities                            -         (728)          (2,082)             -             (2,810)
Repurchase common stock                                       (300)           -                -              -               (300)
                                                          --------      -------          -------         ------          ---------
Net cash used in financing activities                         (300)           -                -              -               (300)
Effect of exchange rate changes on cash                          -            -               77              -                 77
                                                          --------      -------          -------         ------          ---------
Net increase (decrease) in cash and
  cash equivalents                                           8,797         (119)           2,597              -             11,275
Cash and cash equivalents at beginning of period             6,224       10,279            7,295              -             23,798
                                                          --------      -------          -------         ------          ---------
Cash and cash equivalents at end of period                $ 15,021      $10,160          $ 9,892         $    -          $  35,073
                                                          ========      =======          =======         ======          =========


4.  SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company's continuing business consists of three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company's products.

The hearing aid components operating segment utilizes the Company's acoustic technologies to design, manufacture, and market transducers and other components for hearing aids. The acoustic and infrared technology operating segment utilizes the Company's acoustic and infrared technologies to design, manufacture, and market products for high growth markets, including voice recognition, computer, telephony, and consumer electronics markets. The automotive component operating segment designs, manufactures, and markets diesel engine solenoids, electronic governors, and position sensors primarily for use in automobiles, trucks, and off road vehicles.

The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                               ACOUSTIC AND
                                                HEARING AID      INFRARED      AUTOMOTIVE
                                                COMPONENTS      TECHNOLOGY     COMPONENTS         TOTAL
                                                ----------      ----------     ----------         -----
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                    $32,206         $8,049        $14,474        $54,729
Operating income (loss) before                       12,647           (908)         1,937         13,676
restructuring

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers                    $36,028         $7,276        $16,556        $59,860
Operating income (loss) before                       13,034            438          1,338         14,810
restructuring

The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of March 31, 2001 and December 31, 2000 were $117,567 and $116,845, respectively. The Company uses the specific identification of costs and expenses. However, due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are also made based on their respective revenues. The total assets of the automotive components business unit were $53,582 and $52,891 at March 31, 2001 and December 31, 2000, respectively.

The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       2001          2000
                                                       ----          ----
PROFIT OR LOSS
Total operating income for reportable
      segments before restructuring charges         $ 13,676       $ 14,810
Unallocated amount - corporate overhead               (2,857)        (1,020)
Restructuring charges                                   (285)       (20,094)
                                                    --------       --------
Total consolidated operating income (loss)            10,534         (6,304)
Other expense                                        (10,283)        (9,967)
                                                    --------       --------
Income (loss) before income taxes                   $    251       $(16,271)
                                                    ========       ========

GEOGRAPHIC INFORMATION
Revenues (based on billing location of product
   shipment)
      United States                                 $ 32,886       $ 32,897
      Germany                                          5,345          7,024
      United Kingdom                                   9,380         10,047
      Other geographic areas                           7,118          9,891
                                                    --------       --------
                                                    $ 54,729       $ 59,860
                                                    ========       ========

5.  RESTRUCTURING EXPENSES

The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. Through March 31, 2001, 740 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring and $11.3 million has been spent on severance and outplacement costs. The accrued restructuring expense has been increased by $0.9 million since March 31, 2000 ($0.3 million in the three months ended March 31, 2001) to reflect higher estimated severance costs and has been reduced by $2.2 million due to a pension curtailment gain realized on the U. S. pension plans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

          The following table shows our net sales growth for the first quarter for the last two years compared to the first quarter of the prior year for each of our three operating segments.

                                            2001 VS 2000           2000 VS 1999
                                            ------------           ------------
KE                                                (10.6%)                12.9%
Emkay                                              10.6%                 (4.8%)
Automotive Components                             (12.6%)                 0.3%
       Total                                       (8.6%)                 6.8%

         Sales for the first quarter of this year declined a little less than nine percent compared to the first quarter of 2000 and they were in fact slightly lower than the first quarter of 1999. The Emkay Group had significantly higher sales than last year and higher sales than 1999, primarily due to significantly improved sales of the infrared operations. However, the KE Group sales declined 10.6 percent compared to 2000 and were only slightly better than 1999, while the Automotive Components Group sales declined 12.6 percent compared to 2000 and were lower than 1999.


CONSOLIDATED RESULTS OF OPERATIONS

          The following table shows the principal line items from our consolidated statements of operations, as a percentage of our net sales, for each of the periods discussed below.

                                                             THREE MONTHS ENDED MARCH 31,
                                                              2001                2000
                                                              ----                ----
Net sales                                                    100.0%               100.0%
Cost of sales                                                 52.2%                56.1%
Research and development expense                               6.5%                 4.9%
Sales and marketing expense                                    6.2%                 5.0%
General and administrative expense                            15.3%                10.9%
Restructuring expense                                          0.5%                33.6%
                                                             ------               ------
Operating income (loss)                                       19.2%               (10.5%)
EBITDA                                                        25.5%                (5.5%)
EBITDA excluding restructuring                                26.0%                28.1%

Operating income and EBITDA, as a percentage of net sales, as reported, were 19.2% and 25.5%, respectively, for the quarter ended March 31, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 19.7% and 26.0%, respectively, for the quarter ended March 31, 2001. Operating income (loss) and EBITDA, as a percentage of net sales, as reported, were (10.5%) and (5.5%), respectively, for the quarter ended March 31, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 23.1% and 28.1%, respectively, for the quarter ended March 31, 2000.


QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

          The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                NET SALES       PERCENT OF TOTAL SALES
                                ---------       ----------------------
                              QUARTER ENDED         QUARTER ENDED
                                MARCH 31,             MARCH 31,
                                ---------             ---------

SEGMENT                     2001       2000       2001        2000
-------                     ----       ----       ----        ----
KE                         $32.2      $36.0       58.9%       60.1%
Emkay                        8.0        7.3       14.7%       12.2%
Automotive Components       14.5       16.6       26.4%       27.7%
                           -----      -----      -----       -----
Total                      $54.7      $59.9      100.0%      100.0%
                           =====      =====      =====       =====

          The consolidated sales decline was $5.1 million or 8.6 percent the first quarter 2001 compared to the same quarter in 2000. Two of our three operating segments experienced sales decreases and one segment, namely Emkay, enjoyed a sales increase. The KE Group sales declined $3.8 million or 10.6 percent the first quarter, primarily due to a significant inventory reduction by the group's largest customer. The KE Group sales decline compared to a 12.9 percent sales increase the first quarter of last year. Notwithstanding the overall KE Group sales decline, the Deltek controls segment sales increased significantly in the quarter. The Emkay Group sales increase was $0.7 million or
10.6 percent for the quarter. The increase was due to the infrared product line as the finished goods product line decreased in the quarter. Sales of components and condenser microphones were essentially flat for the quarter compared to the first quarter last year. The Automotive Components Group sales declined 12.6 percent. The Ruf sales product line was down a little over 20 percent, while the SSPI sales were down less than 5 percent.

          The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                             COST OF SALES     PERCENT OF SEGMENT SALES
                             -------------     ------------------------
                             QUARTER ENDED         QUARTER ENDED
                               MARCH 31,             MARCH 31,
                               ---------             ---------
SEGMENT                     2001       2000       2001       2000
-------                     ----       ----       ----       ----
                              (in millions, except percentages)
KE                         $14.2      $17.7       44.2%      49.2%
Emkay                        5.1        4.2       62.9%      58.0%
Automotive Components        9.3       11.7       63.9%      70.4%
                           -----      -----
Total                      $28.6      $33.6       52.2%      56.1%
                           =====      =====

          Consolidated cost of sales decreased by 3.9 percentage points as a percent of sales in 2001 compared to the same period the prior year. The KE Group's cost of sales declined by 5.0 percentage points, primarily due to cost savings associated with the product transfers implemented in the last year. The Emkay Group's cost of sales increased by 4.9 percentage points, partly due to unfavorable mix as the infrared product line has lower margins than finished goods and components and partly due to an increase in the slow moving and obsolete provision for the Emkay product lines. The Automotive Components Group cost of sales improved by 6.5 percentage points, primarily due to cost savings of the SSPI operations product transfers. Cost savings due to product transfers were over $3 million in the quarter. Unfortunately, some of the cost savings were offset by higher KE Group production tooling, supplies and personnel procurement expenditures and an increase in the Emkay reserves for surplus and obsolete inventory.

          The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                              OPERATING INCOME       PERCENT OF SALES
                                              ----------------       ----------------
                                               QUARTER ENDED           QUARTER ENDED
                                                  MARCH 31,               MARCH 31,
                                                  ---------               ---------
SEGMENT                                       2001        2000        2001        2000
-------                                       ----        ----        ----        ----
                                                       (in millions, except percentages)
KE                                           $12.7       $13.0        39.3%       36.2%
Emkay                                         (0.9)        0.4       (11.3%)       6.0%
Automotive Components                          1.9         1.4        13.4%        8.1%
Restructuring expenses                        (0.3)      (20.1)
Unallocated amount - corporate overhead       (2.9)       (1.0)
                                             -----       -----
Total                                        $10.5       ($6.3)       19.2%      (10.5%)
                                             =====       =====

          The improvements in operating income in the first quarter 2001 compared to the first quarter last year are due to improvements in the gross margin of the KE Group, the improvement in both the gross margin and lower SG&A spending of the Automotive Group, and the significantly lower restructuring expense in 2001 compared to the first quarter of 2000. The major factors causing declines in the operating income are lower KE Group sales and the decline in Emkay gross margin already discussed, the significantly higher SG&A expenses for Emkay, and the significantly higher corporate G&A expense.

          The KE Group operating income declined $0.3 million all due to lower sales. However, the operating income percentage improved 3.1 percentage points due to the gross margin improvement related to the product transfers accomplished in 2000.

          The Emkay Group operating income declined $1.3 million. Although sales were higher, the margin was lower, resulting in little change in gross margin dollars. SG&A was $1.3 million higher due to significant effort in new product development for the silicon microphone and far field array products and increased sales and marketing efforts in Europe and Asia. The net effect of these changes reduced operating income over 15 percentage points in the first quarter of this year compared to last year.

          The Automotive Components Group operating income increased $0.5 million. The primary improvement was in SSPI's gross margin due to product transfers to China, but lower Ruf SG&A also helped. The net effect was a 5.3 percentage point improvement in operating income year over year.

          Restructuring expenses were $19.8 million less the first quarter of 2001 compared to the first quarter of last year, due to us setting up a restructuring charge provision in March, 2000 to provide for the consolidation of our worldwide manufacturing operations. We have ended production at three of the five facilities identified last March, and we have reduced production at the other two facilities. The restructuring should be completed by year end. However, the Ruf position sensor business has not been divested and it will be part of Knowles for the foreseeable future. The current market conditions in the automotive industry worldwide made it impossible to sell at a reasonable price.

          Unallocated corporate expenses increased by $1.8 million in the first quarter of 2001 compared to the first quarter of last year. Almost all of the increase is due to the implementation of a new corporate wide ERP system. The first phase is expected to be completed during the second half of 2001. We expect the year over year increase in expenditures to decrease every quarter, but the total cost of the phase one ERP implementation will be between $4 and $5 million in 2001.

          We had operating income of $10.5 million in the first quarter 2001 compared to an operating loss of $6.3 million the same quarter last year, primarily as a result of the restructuring charge last year. After adjusting out the restructuring charge, we had adjusted operating income of $10.8 million this year compared to $13.8 million last year. On an adjusted basis our operating income decreased $3.0 million or 3.4 percentage points this year compared to last year.

          In connection with our June, 1999 recapitalization, we currently have $197 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense for the three months ended March 31 was $10.4 million this year and $10.2 million last year.

          Income tax expense was $0.1 million this year and $0.5 million last year. This year's income tax expense is at our expected normalized worldwide rate of approximately 38%, since we expect the US to be profitable this year. However, the first quarter last year we showed tax expense on a worldwide pretax loss, since we could not utilize the tax benefit of the US loss as we had a net loss carry forward from the June, 1999 recapitalization.

          As a result of the interest expense and taxes (and the restructuring charge in 2000), we reported net income of $0.2 million the first quarter of this year compared to a loss of $16.8 million last year.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs, and we will also need to fund repayments of principal under our term loans ($9.4 million in 2001, $9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $40 million each year. We expect to satisfy these needs with cash from operating activities. We also have available under our Revolving Facility borrowings of up to $50 million, subject to certain conditions. We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

         Net cash provided by operating activities was $0.3 million in the first quarter of 2001 compared to $14.3 million in the first quarter of 2000. Net income was $0.2 million in the first quarter of 2001 compared to a loss of $16.8 million in the first quarter of 2000. There are three major causes for the $14.0 million decrease in cash from operating activities the first quarter of this year compared to the same period last year. First, inventory increased in the first quarter of this year but decreased last year. The swing is $5.0 million. Second, other liabilities decreased in the first quarter of this year versus an increase the prior year. The swing is $5.3 million. Third, the accrued restructuring reserve decreased in the first quarter of both years, however, the restructuring cash paid this year is $3.1 million more than last year. These three swings account for over 95% of the difference in cash flow from operations the first quarter 2001 compared to the same quarter last year. We expect the net cash effect of changes in inventory and other liabilities to be favorable in the second quarter of 2001 compared to the second quarter of last year.

         Net cash used in investing activities was $4.8 million in the first quarter of 2001 compared to $2.8 million the first quarter of last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

         Net cash used in financing activities was $1.2 million in the first quarter of 2001 as compared to $0.3 million the first quarter of last year. This year the funds were used to make debt repayments and last year they were used to repurchase stock. The effect of exchange rates on cash was a $0.3 million reduction this year primarily related to our German assets and last year was a $0.1 million addition.

         The net result of the cash provided by operating activities, investing activities and financing activities was a $6.0 million reduction in cash the first quarter of this year, whereas last year it was an $11.3 million increase in cash for the same period. Our cash balance at March 31 was $11.1 million this year compared to $33.6 million at March 31 last year.

         We expect capital expenditures of $17.0 million in 2001. We expect our major capital expenditures in 2001 will be to support new product introductions for Emkay, for new production equipment for KE, and for new product introductions and the transfer of production to Hungary for Ruf. We may also pursue acquisitions or joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.


FORWARD LOOKING STATEMENTS

         Certain of the statements that are contained in this report on Form 10-Q are "forward-looking" (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on information currently available to the Company as of the date of this document. Actual events and the Company's actual results may differ materially from what is described in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. The forward-looking statements contained in this document involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, fluctuations in currency exchange rates and interest rates; implementation of new software systems; product development and patent protection, commercialization and technological difficulties, capacity and supply constraints or difficulties, the effect of the company's accounting policies; dependence on our largest customers and key suppliers; competition; and regulatory, legislative and judicial developments, including environmental regulations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). During the first quarter of 2001, approximately 75% of our revenue was denominated in U.S. dollars, approximately 10% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first quarter of 2001, our operating income and margins were not significantly affected by the change in the German Deutschemark exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and German Deutschemark. As we move more production out of Europe to Asia, we could become more exposed to changes in the value of the euro in relation to the U.S. dollar and major Asian currencies.

We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of March 31, 2001 to be $150 million based on current market prices, and as of May 14, 2001 we estimate the fair value of the notes to be $145 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.


                               Knowles Electronics Holdings, Inc.


Date:  May 15, 2001                    By  /s/ James F. Brace
                                       ---------------------------------------
                                       James F. Brace, Executive Vice
                                       President & CFO, (As duly authorized
                                       officer and as the principal  financial
                                       and accounting officer)