Form 10-Q
period 2001-06-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2001-08-14
CIK 1099373

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

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

                                 (630) 250-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  [X]  No  [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                               PAGE
-------------------------------                               ----
Item 1. Financial Statements
  Consolidated Statements of Operations for the three months
     and the six months ended June 30, 2001 and 2000........    2
  Consolidated Balance Sheets for the periods ended June 30,
  2001 and December 31, 2000................................    3
  Consolidated Statements of Cash Flows for the three months
     and the six months ended June 30, 2001 and 2000........    4
  Notes to the Consolidated Financial Statements............    5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of
           Operations.......................................   15
Item 3. Qualitative and Quantitative Disclosures about
        Market Risk.........................................   21

PART II -- OTHER INFORMATION
None

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                             ---------------------------      ------------------------
                                                2001            2000            2001           2000
                                             ----------      -----------      ---------      ---------
                                                   (IN THOUSANDS)                  (IN THOUSANDS)
Net sales..................................   $57,280         $ 60,713        $112,009       $120,572
Cost of sales..............................    31,460           34,786          60,021         67,953
                                              -------         --------        --------       --------
Gross margin...............................    25,820           25,927          51,988         52,619
Research and development expenses..........     3,422            2,572           6,984          5,968
Selling expenses...........................     3,265            3,035           6,675          6,008
General and administrative expenses........     8,310            6,270          16,687         12,805
Restructuring expenses (credit)............    (2,122)              --          (1,837)        20,094
                                              -------         --------        --------       --------
Operating income...........................    12,945           14,050          23,479          7,744
Other income (expense):
  Interest income..........................        26              307             104            546
  Interest expense.........................    (9,802)         (11,415)        (20,163)       (21,621)
                                              -------         --------        --------       --------
Income (loss) before taxes.................     3,169            2,942           3,420        (13,331)
Income tax expense.........................    (2,405)          (1,629)         (2,500)        (2,151)
                                              -------         --------        --------       --------
Net income (loss)..........................   $   764         $  1,313        $    920       $(15,482)
                                              =======         ========        ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                                JUNE 30      DECEMBER 31
                                                                 2001           2000
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $   7,564      $  17,076
  Accounts receivable, net..................................      42,548         41,192
  Inventories, net..........................................      45,017         47,465
  Prepaid expenses and other................................       4,710          4,334
                                                               ---------      ---------
Total current assets........................................      99,839        110,067
Property, plant and equipment, at cost:
Land........................................................       6,824          6,957
Building and improvements...................................      30,715         31,469
Machinery and equipment.....................................      63,038         65,482
Furniture and fixtures......................................      24,289         23,705
Construction in progress....................................       8,385          4,501
                                                               ---------      ---------
  Subtotal..................................................     133,251        132,114
Accumulated depreciation....................................     (72,096)       (71,580)
                                                               ---------      ---------
  Net.......................................................      61,155         60,534
Other assets, net...........................................       3,817          3,855
Deferred income taxes.......................................       5,736          5,744
Deferred finance costs, net.................................       8,362          9,577
                                                               ---------      ---------
Total assets................................................   $ 178,909      $ 189,777
                                                               =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  11,707      $  14,471
  Accrued compensation and employee benefits................       6,569          9,334
  Accrued interest payable..................................       5,859          4,898
  Accrued warranty and rebates..............................       9,852          8,971
  Accrued restructuring costs...............................       8,907         12,886
  Other liabilities.........................................       7,229          8,652
  Income taxes..............................................       5,014          4,134
  Short-term debt...........................................       2,606          1,253
  Current portion of notes payable..........................      10,625          9,375
                                                               ---------      ---------
Total current liabilities...................................      68,368         73,974
Accrued pension liability...................................       8,109          7,902
Other noncurrent liabilities................................          45            764
Notes payable...............................................     335,097        339,432
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $38,850 June 2001; $28,675
  December, 2000............................................     223,850        213,675
Stockholders' equity (deficit):
  Common stock, Class A, $0.001 par value, 1,052,632 shares
    authorized, outstanding: 981,667 June, 2001; 983,333
    December, 2000..........................................          --             --
  Common stock, Class B, $0.001 par value, 52,632 shares
    authorized, none ever issued............................          --             --
  Capital in excess of par value............................      17,213         17,263
  Retained earnings (accumulated loss)......................    (465,743)      (456,430)
  Accumulated other comprehensive income -- translation
    adjustment..............................................      (8,030)        (6,803)
                                                               ---------      ---------
Total stockholders' equity (deficit)........................    (456,560)      (445,970)
                                                               ---------      ---------
Total liabilities and stockholders' equity (deficit)........   $ 178,909      $ 189,777
                                                               =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED
                                 -------------------------------------------------------------
                                    JUNE 30                                        JUNE 30
                                      2001                                           2000
                                 --------------                                 --------------
                                 (IN THOUSANDS)                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............     $   764                                        $  1,313
Adjustments to reconcile income
  (loss) to net cash provided
  by (used in) operating
  activities:
  Depreciation and
     amortization..............       3,232                                           3,196
  Restructuring costs..........         550                                              --
  Amortization of deferred
     financing fees and debt
     discount..................         693                                             680
  Inventory obsolescence
     provision.................         343                                             416
  Gain on sales of property,
     plant & equipment.........      (3,046)                                             --
  Change in assets and
     liabilities:
     Accounts receivable.......      (1,314)                                          1,945
     Inventories...............       3,856                                          (2,816)
     Other current assets......        (963)                                           (939)
     Deferred income taxes.....          --                                            (700)
     Accounts payable..........        (104)                                            967
     Accrued restructuring
       costs...................        (696)                                         (1,440)
     Accrued interest
       payable.................      (4,600)                                         (5,419)
     Other current
       liabilities.............        (293)                                           (614)
     Other noncurrent
       liabilities.............        (196)                                            822
     Income taxes payable......       1,124                                           1,810
                                    -------                                        --------
Net cash provided by (used in)
  operating activities.........        (650)                                           (779)
INVESTING ACTIVITIES
Proceeds from sales of
  property, plant &
  equipment....................       3,480                                              --
Purchases of property, plant,
  and equipment, net...........      (5,276)                                         (4,638)
                                    -------                                        --------
Net cash used in investing
  activities...................      (1,796)                                         (4,638)
FINANCING ACTIVITIES
Debt (payments)................        (710)                                             --
Issuance of common stock.......         125                                             700
Price adjustment on previously
  purchased treasury stock.....          --                                          (8,316)
Costs associated with debt.....          --                                            (892)
Repurchase common stock........        (300)                                            (50)
                                    -------                                        --------
Net cash used in financing
  activities...................        (885)                                         (8,558)
Effect of exchange rate changes
  on cash......................        (170)                                           (185)
                                    -------                                        --------
Net decrease in cash and cash
  equivalents..................      (3,501)                                        (14,160)
Cash and cash equivalents at
  beginning of period..........      11,065                                          35,073
                                    -------                                        --------
Cash and cash equivalents at
  end of period................     $ 7,564                                        $ 20,913
                                    =======                                        ========

                                                       SIX MONTHS ENDED
                                 -------------------------------------------------------------
                                    JUNE 30                                        JUNE 30
                                      2001                                           2000
                                 --------------                                 --------------
                                 (IN THOUSANDS)                                 (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..............     $    920                                       $(15,482)
Adjustments to reconcile income
  (loss) to net cash provided
  by (used in) operating
  activities:
  Depreciation and
     amortization..............        6,629                                          6,225
  Restructuring costs..........          835                                         20,094
  Amortization of deferred
     financing fees and debt
     discount..................        1,380                                          1,291
  Inventory obsolescence
     provision.................          564                                            416
  Gain on sales of property,
     plant & equipment.........       (3,046)                                            --
  Change in assets and
     liabilities:
     Accounts receivable.......       (1,356)                                         1,136
     Inventories...............        1,884                                            167
     Other current assets......         (745)                                        (2,504)
     Deferred income taxes.....            8                                           (700)
     Accounts payable..........       (1,266)                                           168
     Accrued restructuring
       costs...................       (4,193)                                        (1,818)
     Accrued interest
       payable.................          961                                           (111)
     Other current
       liabilities.............       (3,307)                                         1,692
     Other noncurrent
       liabilities.............         (512)                                         1,770
     Income taxes payable......          880                                          1,185
                                    --------                                       --------
Net cash provided by (used in)
  operating activities.........         (364)                                        13,529
INVESTING ACTIVITIES
Proceeds from sales of
  property, plant &
  equipment....................        3,480                                             --
Purchases of property, plant,
  and equipment, net...........      (10,075)                                        (7,448)
                                    --------                                       --------
Net cash used in investing
  activities...................       (6,595)                                        (7,448)
FINANCING ACTIVITIES
Debt (payments)................       (1,897)                                            --
Issuance of common stock.......          125                                            700
Price adjustment on previously
  purchased treasury stock.....           --                                         (8,316)
Costs associated with debt.....           --                                           (892)
Repurchase common stock........         (300)                                          (350)
                                    --------                                       --------
Net cash used in financing
  activities...................       (2,072)                                        (8,858)
Effect of exchange rate changes
  on cash......................         (481)                                          (108)
                                    --------                                       --------
Net decrease in cash and cash
  equivalents..................       (9,512)                                        (2,885)
Cash and cash equivalents at
  beginning of period..........       17,076                                         23,798
                                    --------                                       --------
Cash and cash equivalents at
  end of period................     $  7,564                                       $ 20,913
                                    ========                                       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

     The amount payable to our preexisting stockholders for the repurchase of their common stock in the Recapitalization was subject to a post-closing adjustment. As a result, in June 2000, the Company paid the preexisting stockholders approximately $8.3 million, plus $0.7 million in interest. The price adjustment was recorded as a reduction to stockholders' equity.

     For the six months ended June 30, 2001 and 2000, total comprehensive (loss) amounted to ($307) and ($16,702), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended June 30, 2001 do not necessarily indicate the results that may be expected for the full year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and notes thereto on the Company's Form 10-K dated March 29, 2001.

2. INVENTORY

     Inventories are as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                        --------    ------------
Raw materials.........................................  $31,773       $33,943
Work in process.......................................    8,103         9,217
Finished goods........................................   12,958        13,280
                                                        -------       -------
                                                         52,833        56,440

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                        --------    ------------
Less allowances for:
  Adjustment to LIFO..................................      808           808
  Obsolescence and net realizable value...............    7,008         8,167
                                                        -------       -------
                                                        $45,017       $47,465
                                                        =======       =======

     Approximately 41% and 42% of inventory is valued on the LIFO method at June 30, 2001 and December 31, 2000 respectively.

3. NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, December 23, 1999 and April 10, 2000, with certain lenders ("Senior Credit Agreement"). The credit agreement consists of $250,000, which provides for revolving loans of $50,000 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 2.50% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 1.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 3.00% or (2) Alternate Base Rate plus an initial margin of 2.00%. The amendment to the Senior Credit Agreement dated April 10, 2000, increased the interest rate spread for each of the Term A Facility, Revolving Credit Facility and Term B Facility by 0.25%. At June 30, 2001, the weighted average interest rate was 7.25% for the Term A Facility and 7.6% for the Term B Facility.

     The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                       --------    ------------
Term A facility......................................  $ 46,250      $ 48,750
Term B facility......................................   148,875       149,625
Senior Subordinated Notes............................   153,200       153,200
  Discount on Senior Subordinated Notes..............    (2,603)       (2,768)
                                                       --------      --------
                                                        345,722       348,807
Less: Current portion................................    10,625         9,375
                                                       --------      --------
Total Long-term notes payable........................  $335,097      $339,432
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

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated April 10, 2000 ("the

                       KNOWLES ELECTRONICS HOLDINGS, INC.

Amendment"). The Company is in compliance with all its debt covenants. As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of June 30, 2001 and December 31, 2000, and summarized income statement and cash flow information for the three months and the six months ended June 30, 2001 and 2000. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of June 30, 2001 and December 31, 2000 and summarized income statement and cash flow information for the three months and the six months ended June 30, 2001 and 2000 is as follows:

                                                      JUNE 30, 2001
                                   ----------------------------------------------------
                                    PARENT                                   GUARANTORS
                                   ---------                                 ----------
Cash.............................  $       9                                  $  5,129
Accounts receivable..............         --                                    34,473
Inventories......................         --                                    18,583
Other current assets.............      2,939                                       250
Net property, plant and
  equipment......................         --                                    27,030
Investment in and advances to
  subsidiaries...................     97,967                                   154,377
Deferred finance costs, net......      8,362                                        --
Other non-current assets.........         --                                     6,989
                                   ---------                                  --------
Total assets.....................  $ 109,277                                  $246,831
                                   =========                                  ========
Accounts payable.................  $      --                                  $ 20,397
Accrued restructuring costs......         --                                     3,870
Advances from parent.............     71,278                                    26,711
Other current liabilities........      4,969                                    17,131
Short-term debt..................     10,625                                        --
Noncurrent liabilities...........         --                                     6,298
Notes payable....................    335,097                                        --
Preferred stock..................    223,850                                        --
Stockholders' equity (deficit)...   (536,542)                                  172,424
                                   ---------                                  --------
Total liabilities and
  stockholders' equity
  (deficit)......................  $ 109,277                                  $246,831
                                   =========                                  ========

                                                          JUNE 30, 2001
                                   -----------------------------------------------------------
                                   NON-GUARANTORS                                 ELIMINATIONS
                                   --------------                                 ------------
Cash.............................     $  2,426                                     $      --
Accounts receivable..............       60,535                                       (52,460)
Inventories......................       26,434                                            --
Other current assets.............        4,459                                        (2,938)
Net property, plant and
  equipment......................       34,125                                            --
Investment in and advances to
  subsidiaries...................        7,329                                      (259,673)
Deferred finance costs, net......           --                                            --
Other non-current assets.........        2,564                                            --
                                      --------                                     ---------
Total assets.....................     $137,872                                     $(315,071)
                                      ========                                     =========
Accounts payable.................     $ 43,219                                     $ (51,909)
Accrued restructuring costs......        5,037                                            --
Advances from parent.............       16,972                                      (114,961)
Other current liabilities........       15,734                                        (3,311)
Short-term debt..................        2,606                                            --
Noncurrent liabilities...........        1,856                                            --
Notes payable....................           --                                            --
Preferred stock..................           --                                            --
Stockholders' equity (deficit)...       52,448                                      (144,890)
                                      --------                                     ---------
Total liabilities and
  stockholders' equity
  (deficit)......................     $137,872                                     $(315,071)
                                      ========                                     =========

                                   JUNE 30, 2001
                                   ------------
                                   CONSOLIDATED
                                   ------------
Cash.............................   $   7,564
Accounts receivable..............      42,548
Inventories......................      45,017
Other current assets.............       4,710
Net property, plant and
  equipment......................      61,155
Investment in and advances to
  subsidiaries...................          --
Deferred finance costs, net......       8,362
Other non-current assets.........       9,553
                                    ---------
Total assets.....................   $ 178,909
                                    =========
Accounts payable.................   $  11,707
Accrued restructuring costs......       8,907
Advances from parent.............          --
Other current liabilities........      34,523
Short-term debt..................      13,231
Noncurrent liabilities...........       8,154
Notes payable....................     335,097
Preferred stock..................     223,850
Stockholders' equity (deficit)...    (456,560)
                                    ---------
Total liabilities and
  stockholders' equity
  (deficit)......................   $ 178,909
                                    =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                    DECEMBER 31, 2000
                                   ----------------------------------------------------
                                    PARENT                                   GUARANTORS
                                   ---------                                 ----------
Cash.............................  $   7,076                                  $  2,847
Accounts receivable..............         --                                    39,097
Inventories......................         --                                    21,285
Other current assets.............         --                                       511
Net property, plant and
  equipment......................         --                                    27,309
Investment in and advances to
  subsidiaries...................     97,967                                   111,720
Deferred finance costs, net......      9,577                                        --
Other non-current assets.........         --                                    11,735
                                   ---------                                  --------
Total assets.....................  $ 114,620                                  $214,504
                                   =========                                  ========
Accounts payable.................  $      --                                  $ 24,449
Accrued restructuring costs......         --                                     3,785
Advances from parent.............     57,339                                    (5,536)
Other current liabilities........      4,007                                    23,882
Short-term debt..................      9,375                                        --
Noncurrent liabilities...........         --                                     6,702
Notes payable....................    339,432                                        --
Preferred stock..................    213,675                                        --
Stockholders' equity (deficit)...   (509,208)                                  161,222
                                   ---------                                  --------
Total liabilities and
  stockholders' equity
  (deficit)......................  $ 114,620                                  $214,504
                                   =========                                  ========

                                                        DECEMBER 31, 2000
                                   -----------------------------------------------------------
                                   NON-GUARANTORS                                 ELIMINATIONS
                                   --------------                                 ------------
Cash.............................     $  7,153                                     $      --
Accounts receivable..............       53,336                                       (51,241)
Inventories......................       28,428                                        (2,248)
Other current assets.............        5,150                                        (1,327)
Net property, plant and
  equipment......................       34,090                                          (865)
Investment in and advances to
  subsidiaries...................        6,314                                      (216,001)
Deferred finance costs, net......           --                                            --
Other non-current assets.........        1,293                                        (3,429)
                                      --------                                     ---------
Total assets.....................     $135,764                                     $(275,111)
                                      ========                                     =========
Accounts payable.................     $ 40,156                                     $ (50,134)
Accrued restructuring costs......        9,101                                            --
Advances from parent.............       16,558                                       (68,361)
Other current liabilities........       12,429                                        (4,329)
Short-term debt..................        1,253                                            --
Noncurrent liabilities...........        1,964                                            --
Notes payable....................           --                                            --
Preferred stock..................           --                                            --
Stockholders' equity (deficit)...       54,303                                      (152,287)
                                      --------                                     ---------
Total liabilities and
  stockholders' equity
  (deficit)......................     $135,764                                     $(275,111)
                                      ========                                     =========

                                   DECEMBER 31, 2000
                                   ------------
                                   CONSOLIDATED
                                   ------------
Cash.............................   $  17,076
Accounts receivable..............      41,192
Inventories......................      47,465
Other current assets.............       4,334
Net property, plant and
  equipment......................      60,534
Investment in and advances to
  subsidiaries...................          --
Deferred finance costs, net......       9,577
Other non-current assets.........       9,599
                                    ---------
Total assets.....................   $ 189,777
                                    =========
Accounts payable.................   $  14,471
Accrued restructuring costs......      12,886
Advances from parent.............          --
Other current liabilities........      35,989
Short-term debt..................      10,628
Noncurrent liabilities...........       8,666
Notes payable....................     339,432
Preferred stock..................     213,675
Stockholders' equity (deficit)...    (445,970)
                                    ---------
Total liabilities and
  stockholders' equity
  (deficit)......................   $ 189,777
                                    =========

                                              THREE MONTHS ENDED JUNE 30, 2001
                                     --------------------------------------------------
                                     PARENT                                  GUARANTORS
                                     -------                                 ----------
Net Sales..........................  $    --                                  $43,558
Cost of sales......................       --                                   27,563
                                     -------                                  -------
Gross margin.......................       --                                   15,995
Selling, research and
  administrative expenses..........       --                                    9,280
Restructuring expenses.............       --                                      581
                                     -------                                  -------
Operating income...................       --                                    6,134
Other income (expense):
  Interest income..................       11                                      363
  Interest expense.................   (9,775)                                    (195)
  Miscellaneous, net...............       --                                     (178)
  Dividend income..................       --                                   12,398
Income (loss) before taxes.........   (9,764)                                  18,522
                                     -------                                  -------
Income taxes.......................       --                                    1,684
                                     -------                                  -------
Net income (loss)..................  $(9,764)                                 $20,206
                                     =======                                  =======

                                                  THREE MONTHS ENDED JUNE 30, 2001
                                     -----------------------------------------------------------
                                     NON-GUARANTORS                                 ELIMINATIONS
                                     --------------                                 ------------
Net Sales..........................     $40,917                                       $(27,195)
Cost of sales......................      30,062                                        (26,165)
                                        -------                                       --------
Gross margin.......................      10,855                                         (1,030)
Selling, research and
  administrative expenses..........       5,364                                            353
Restructuring expenses.............      (2,703)                                            --
                                        -------                                       --------
Operating income...................       8,194                                         (1,383)
Other income (expense):
  Interest income..................         120                                           (468)
  Interest expense.................        (254)                                           422
  Miscellaneous, net...............         (86)                                           264
  Dividend income..................          --                                        (12,398)
Income (loss) before taxes.........       7,974                                        (13,563)
                                        -------                                       --------
Income taxes.......................      (4,089)                                            --
                                        -------                                       --------
Net income (loss)..................     $ 3,885                                       $(13,563)
                                        =======                                       ========

                                     THREE MONTHS ENDED JUNE 30, 2001
                                     ------------
                                     CONSOLIDATED
                                     ------------
Net Sales..........................    $ 57,280
Cost of sales......................      31,460
                                       --------
Gross margin.......................      25,820
Selling, research and
  administrative expenses..........      14,997
Restructuring expenses.............      (2,122)
                                       --------
Operating income...................      12,945
Other income (expense):
  Interest income..................          26
  Interest expense.................      (9,802)
  Miscellaneous, net...............          --
  Dividend income..................          --
Income (loss) before taxes.........       3,169
                                       --------
Income taxes.......................      (2,405)
                                       --------
Net income (loss)..................    $    764
                                       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                      THREE MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $43,785        $50,491         $(33,563)      $ 60,713
Cost of sales.....................        --     32,773         36,875          (34,862)        34,786
                                    --------    -------        -------         --------       --------
Gross margin......................        --     11,012         13,616            1,299         25,927
Selling, research and
  administrative expenses.........       102      5,721          5,524              530         11,877
Restructuring expenses............        --         --             --               --             --
                                    --------    -------        -------         --------       --------
Operating income..................      (102)     5,291          8,092              769         14,050
Other income (expense):
  Interest income.................        --        188             59               60            307
  Interest expense................   (11,371)       (11)          (102)              69        (11,415)
  Dividend income.................        --      2,000             --           (2,000)            --
                                    --------    -------        -------         --------       --------
Income (loss) before income
  taxes...........................   (11,473)     7,468          8,049           (1,102)         2,942
Income taxes......................        --          9         (1,638)              --         (1,629)
                                    --------    -------        -------         --------       --------
Net income (loss).................  $(11,473)   $ 7,477        $ 6,411         $ (1,102)      $  1,313
                                    ========    =======        =======         ========       ========

                                                       SIX MONTHS ENDED JUNE 30, 2001
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $86,958        $84,935         $(59,884)      $112,009
Cost of sales.....................        --     54,581         65,091          (59,651)        60,021
                                    --------    -------        -------         --------       --------
Gross margin......................        --     32,377         19,844             (233)        51,988
Selling, research and
  administrative expenses.........        --     19,735         10,876             (265)        30,346
Restructuring expenses............        --        640         (2,477)              --         (1,837)
                                    --------    -------        -------         --------       --------
Operating income..................        --     12,002         11,445               32         23,479
Other income (expense):
  Interest income.................        63        703            187             (849)           104
  Interest expense................   (20,110)      (339)          (522)             808        (20,163)
  Miscellaneous, net..............
  Dividend income.................     2,939     12,398             --          (15,337)            --
Income (loss) before taxes........   (17,108)    24,764         11,110          (15,346)         3,420
                                    --------    -------        -------         --------       --------
Income taxes......................        --        404         (2,904)              --         (2,500)
                                    --------    -------        -------         --------       --------
Net income (loss).................  $(17,108)   $25,168        $ 8,206         $(15,346)      $    920
                                    ========    =======        =======         ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                       SIX MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $87,502        $97,280         $(64,210)      $120,572
Cost of sales.....................        --     60,266         72,074          (64,387)        67,953
                                    --------    -------        -------         --------       --------
Gross margin......................        --     27,236         25,206              177         52,619
Selling, research and
  administrative expenses.........       102     13,266         11,069              344         24,781
Restructuring expenses............        --      6,789         13,305               --         20,094
                                    --------    -------        -------         --------       --------
Operating income..................      (102)     7,181            832             (167)         7,744
Other income (expense):
  Interest income.................        --        682            127             (263)           546
  Interest expense................   (21,459)       (32)          (457)             327        (21,621)
  Dividend income.................                2,000                          (2,000)            --
                                    --------    -------        -------         --------       --------
Income (loss) before income
  taxes...........................   (21,561)     2,831            502           (2,103)       (13,331)
Income taxes......................        --       (223)        (1,928)              --         (2,151)
                                    --------    -------        -------         --------       --------
Net income........................  $(21,561)   $ 9,608        $(1,426)        $ (2,103)      $(15,482)
                                    ========    =======        =======         ========       ========

                                                      THREE MONTHS ENDED JUNE 30, 2001
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities......................  $(16,459)   $ 25,827       $  2,472        $(12,490)      $   (660)
                                    --------    --------       --------        --------       --------
Proceeds from sales of property...        --          --          3,480              --          3,480
Equity contributions into
  subsidiaries....................        --        (751)            --             751             --
Purchases of property, plant and
  equipment, net..................        --      (2,980)        (2,296)             --         (5,276)
                                    --------    --------       --------        --------       --------
Net cash used in investing
  activities......................        --      (3,731)         1,184             751         (1,796)
Debt (payments)...................    (1,625)         --            915              --           (710)
Common stock transactions.........      (175)         --             --              --           (175)
Intercompany loans................    13,939     (13,216)          (723)             --             --
Intercompany dividends............        --      (6,245)        (6,245)         12,490             --
Equity contributions into
  subsidiaries....................        --          --            751            (751)            --
                                    --------    --------       --------        --------       --------
Net cash provided by (used in)
  financing activities............    12,139     (19,461)        (5,302)         11,739           (885)
Effect of exchange rate changes on
  cash............................        --          --           (170)             --           (170)
                                    --------    --------       --------        --------       --------
Net increase (decrease) in cash
  and cash equivalents............    (4,320)      2,635         (1,816)             --         (3,501)
Cash and cash equivalents at
  beginning of period.............     4,329       2,494          4,242              --         11,065
                                    --------    --------       --------        --------       --------
Cash and cash equivalents at end
  of period.......................  $      9    $  5,129       $  2,426        $     --       $  7,564
                                    ========    ========       ========        ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                          THREE MONTHS ENDED JUNE 30, 2000
                                        --------------------------------------------------------------------
                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities..........................  $(16,275)   $ 12,556       $ 4,940         $(2,000)       $   (779)
Purchases of property, plant and
  equipment, net......................        --      (1,458)       (3,180)             --          (4,638)
                                        --------    --------       -------         -------        --------
Net cash used in investing
  activities..........................        --      (1,458)       (3,180)             --          (4,638)
Common stock transactions.............       650          --            --              --             650
Price adjustment on previously
  purchased treasury stock............    (8,316)         --            --              --          (8,316)
Costs associated with debt............      (892)         --            --              --            (892)
Intercompany loans....................    17,500     (17,500)           --              --              --
Intercompany dividends................        --          --        (2,000)          2,000              --
Net cash provided by (used in)
  financing activities................     8,942     (17,500)       (2,000)          2,000          (8,558)
Effect of exchange rate changes on
  cash................................        --          --          (185)             --            (185)
                                        --------    --------       -------         -------        --------
Net increase (decrease) in cash and
  cash equivalents....................    (7,333)     (6,402)         (425)             --         (14,160)
Cash and cash equivalents at beginning
  of period...........................    15,021      10,160         9,892              --          35,073
                                        --------    --------       -------         -------        --------
Cash and cash equivalents at end
  of period...........................  $  7,688    $  3,758       $ 9,467         $    --        $ 20,913
                                        ========    ========       =======         =======        ========

                                                     SIX MONTHS ENDED JUNE 30, 2001
                                ------------------------------------------------------------------------
                                 PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                --------    ----------    --------------    ------------    ------------
Net cash provided by operating
  activities..................  $(17,581)    $ 29,938        $  2,708         $(15,429)       $   (364)
Proceeds from sales of
  property....................        --           --           3,480               --           3,480
Equity contributions into
  subsidiaries................                 (1,751)                           1,751              --
Purchases of property, plant
  and equipment, net..........        --       (6,444)         (3,631)              --         (10,075)
                                --------     --------        --------         --------        --------
Net cash used in investing
  activities..................        --       (8,195)           (151)           1,751          (6,595)
Debt (payments)...............    (3,250)          --           1,353               --          (1,897)
Common stock transactions.....      (175)          --              --               --            (175)
Intercompany loans............    13,939      (13,216)           (723)              --              --
Intercompany dividends........        --       (6,245)         (9,184)          15,429              --
Equity contributions into
  subsidiaries................        --           --           1,751           (1,751)             --
                                --------     --------        --------         --------        --------
Net cash provided by (used in)
  financing activities........    10,514      (19,461)         (6,803)          13,678          (2,072)
Effect of exchange rate
  changes on cash.............        --           --            (481)                            (481)
                                --------     --------        --------         --------        --------
Net increase (decrease) in
  cash and cash equivalents...    (7,067)       2,282          (4,727)              --          (9,512)
Cash and cash equivalents at
  beginning of period.........     7,076        2,847           7,153               --          17,076
                                --------     --------        --------         --------        --------
Cash and cash equivalents at
  end of period...............  $      9     $  5,129        $  2,426         $     --        $  7,564
                                ========     ========        ========         ========        ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                     SIX MONTHS ENDED JUNE 30, 2000
                                ------------------------------------------------------------------------
                                 PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                --------    ----------    --------------    ------------    ------------
Net cash provided by operating
  activities..................  $(16,178)    $ 22,165        $ 9,542          $(2,000)        $13,529
Purchases of property, plant
  and equipment, net..........        --       (2,186)        (5,262)              --          (7,448)
                                --------     --------        -------          -------         -------
Net cash used in investing
  activities..................        --       (2,186)        (5,262)              --          (7,448)
Common stock transactions.....       350           --             --               --             350
Price adjustment on previously
  purchased treasury stock....    (8,316)          --             --               --          (8,316)
Costs associated with debt....      (892)          --             --               --            (892)
Intercompany loans............    26,500      (26,500)            --               --              --
Intercompany dividends........        --           --         (2,000)           2,000              --
Net cash provided by (used in)
  financing activities........    17,642      (26,500)        (2,000)           2,000          (8,858)
Effect of exchange rate
  changes on cash.............        --           --           (108)              --            (108)
                                --------     --------        -------          -------         -------
Net increase (decrease) in
  cash and cash equivalents...     1,464       (6,521)         2,172               --          (2,885)
Cash and cash equivalents at
  beginning of period.........     6,224       10,279          7,295               --          23,798
                                --------     --------        -------          -------         -------
Cash and cash equivalents at
  end of period...............  $  7,688     $  3,758        $ 9,467          $    --         $20,913
                                ========     ========        =======          =======         =======

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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                             ACOUSTIC AND
                                              HEARING AID      INFRARED      AUTOMOTIVE
                                              COMPONENTS      TECHNOLOGY     COMPONENTS     TOTAL
                                              -----------    ------------    ----------    --------
THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers............    $35,117        $ 9,358        $12,805      $ 57,280
Operating income (loss) before
  restructuring.............................     10,587            828          2,641        14,056
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers............    $35,852        $ 8,368        $16,493      $ 60,713
Operating income (loss) before
  restructuring.............................     13,181            601          1,675        15,457
SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers............    $67,323        $17,407        $27,279      $112,009
Operating income (loss) before
  restructuring.............................     23,234            (80)         4,578        27,732
SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers............    $71,880        $15,644        $33,048      $120,572
Operating income (loss) before
  restructuring.............................     26,215          1,039          3,013        30,267

     The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of June 30, 2001 and December 31, 2000 were $111,406 and $116,845, respectively. The Company uses the specific identification of costs and expenses. However, due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are also made based on their respective revenues. The total assets of the automotive components business unit were $59,141 and $55,011 at June 30, 2001 and December 31, 2000, respectively.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                   -------------------    --------------------
                                    2001        2000        2001        2000
                                   -------    --------    --------    --------
PROFIT OR LOSS
Total operating income for
  reportable segments before
  restructuring charges..........  $14,056    $ 15,457    $ 27,732    $ 30,267
Unallocated amount -- corporate
  overhead.......................   (3,233)     (1,407)     (6,090)     (2,429)
Restructuring charges............    2,122          --       1,837     (20,094)
                                   -------    --------    --------    --------
Total consolidated operating
  income(loss)...................   12,945      14,050      23,479       7,744
Other expense....................   (9,776)    (11,108)    (20,059)    (21,075)
                                   -------    --------    --------    --------
Income (loss) before income
  taxes..........................  $ 3,169    $  2,942    $  3,420    $(13,331)
                                   =======    ========    ========    ========
GEOGRAPHIC INFORMATION
Revenues (based on billing
  location of product shipment)
  United States..................  $35,968    $ 32,653    $ 68,854    $ 65,550
  Germany........................    4,353       6,679       9,698      13,703
  United Kingdom.................    8,966       8,658      18,346      18,705
  Other geographic areas.........    7,993      12,723      15,111      22,614
                                   -------    --------    --------    --------
                                   $57,280    $ 60,713    $112,009    $120,572
                                   =======    ========    ========    ========

5. RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. Through June 30, 2001, 750 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring and $11.3 million has been spent on severance and outplacement costs. The accrued restructuring expense has been increased by $1.8 million since March 31, 2000 to reflect higher estimated severance costs and has been reduced by $2.2 million due to a pension curtailment gain realized on the U.S. pension plans and by $3.0 million due to the gain on the sale of the United Kingdom manufacturing facility.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table shows our net sales growth for the second quarter and the first half for the last two years compared to the second quarter and the first half of the prior year for each of our three operating segments.

                                                   SECOND QUARTER                    FIRST HALF
                                            ----------------------------    ----------------------------
                                            2001 VS 2000    2000 VS 1999    2001 VS 2000    2000 VS 1999
                                            ------------    ------------    ------------    ------------
KE........................................      (1.8)%           2.6%           (6.2)%          7.5%
Emkay.....................................      13.7%           18.9%           12.1%           6.5%
Automotive Components.....................     (23.3)%           2.6%          (18.0)%          1.4%
  Total...................................      (5.7)%           4.6%           (7.1)%          5.7%

     Sales for the second quarter of this year declined slightly less than six percent compared to the second quarter of 2000 and they were slightly lower than the second quarter of 1999. Sales for the first half of this year declined seven percent compared to the first half of 2000 and they were slightly lower than 1999. The Emkay Group had significantly higher sales than last year and higher sales than 1999 for both the quarter and the first half, primarily due to significantly improved sales of the infrared operations. However, the KE Group sales declined two percent in the second quarter and six percent in the first half compared to 2000 and were only slightly better than 1999, while the Automotive Components Group sales declined around 20 percent compared to 2000 and were significantly lower than 1999 for both the second quarter and the first half.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated income statements, as a percentage of our net sales, for each of the second quarter and first half periods discussed below.

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%   100.0%
Cost of sales...............................................   54.9%    57.3%    53.6%    56.4%
Research and development....................................    6.0%     4.2%     6.2%     4.9%
Sales and marketing expense.................................    5.7%     5.0%     6.0%     5.0%
General and administrative expense..........................   14.5%    10.3%    14.9%    10.6%
Restructuring expense.......................................   (3.7)%    0.0%    (1.6)%   16.7%
                                                              -----    -----    -----    -----
Income from operations......................................   22.6%    23.1%    21.0%     6.4%
EBITDA......................................................   28.2%    28.4%    26.8%    11.6%
EBITDA excluding restructuring..............................   24.5%    28.4%    25.2%    28.3%

     Operating income and EBITDA, as a percentage of net sales, as reported, were 22.6% and 28.2%, respectively, for the quarter ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 18.9% and 24.5%, respectively, for the quarter ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 23.1% and 28.4%, respectively, for the quarter ended June 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 23.1% and 28.4%, respectively, for the quarter ended June 30, 2000.

     Operating income and EBITDA, as a percentage of net sales, as reported, were 21.0% and 26.8%, respectively, for the first half ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 19.4% and 25.2%, respectively, for the first half ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 6.4% and 11.6%, respectively, for the first half ended June 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 23.1% and 28.3%, respectively, for the first half ended June 30, 2000.

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                                     PERCENT OF
                                                                 NET SALES          TOTAL SALES
                                                              ----------------    ----------------
                                                               QUARTER ENDED       QUARTER ENDED
                                                                  JUNE 30,            JUNE 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $35.1     $35.8      61.3%     58.9%
Emkay.......................................................    9.4       8.4      16.3%     13.8%
Automotive Components.......................................   12.8      16.5      22.4%     27.3%
                                                              -----     -----     -----     -----
Total.......................................................  $57.3     $60.7     100.0%    100.0%
                                                              =====     =====     =====     =====

     The consolidated sales decline was $3.4 million or 5.7 percent for the second quarter 2001 compared to the same quarter in 2000. Two of our three operating segments experienced sales decreases while one segment, namely Emkay, enjoyed a sales increase. However, the KE Group sales declined much less in the second quarter than the first quarter as they declined only $0.7 million or 1.8 percent the second quarter of this year compared to the same quarter last year. The decline still primarily is due to a continuing inventory reduction by the group's largest customer. The Deltek controls segment sales contributed to the decline in the second quarter. The Emkay Group sales again showed a significant increase in the second quarter of this year compared to last year increasing $1.0 million or 11.9 percent for the quarter. The increase was due to the infrared product line as the finished goods and component product lines decreased in the quarter. The Automotive Components Group sales declined 22.4 percent in the second quarter continuing a trend started in the first quarter of this year. The Ruf sales product line was down approximately 35 percent in the second quarter compared to the same quarter last year, while the SSPI sales were down less than 15 percent.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                                     PERCENT OF
                                                               COST OF SALES       SEGMENT SALES
                                                              ----------------    ----------------
                                                               QUARTER ENDED       QUARTER ENDED
                                                                  JUNE 30,            JUNE 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $19.1     $18.1      54.3%     50.4%
Emkay.......................................................    5.0       5.2      53.3%     61.9%
Automotive Components.......................................    7.4      11.5      57.7%     69.8%
                                                              -----     -----
Total.......................................................  $31.5     $34.8      54.9%     57.3%
                                                              =====     =====

     Consolidated cost of sales decreased by 2.4 percentage points as a percent of sales in the second quarter 2001 compared to the same period the prior year. The KE Group's cost of sales increased by 3.9 percentage points, primarily due to significant unabsorbed manufacturing overhead incurred during May and June while we were significantly reducing inventory. The Emkay Group's cost of sales declined by 8.6 percentage points, primarily due to the significant increase in infrared sales with little increase in manufacturing overhead. The Automotive Components Group cost of sales improved by 12.1 percentage points, primarily due to cost savings of the SSPI operations product transfers to China and Ruf operations product transfers to Hungary. Cost savings due to product transfers for all divisions were over $3 million in the quarter. Unfortunately, some of the cost savings were spent on higher than plan KE Group unabsorbed manufacturing overhead and warranty costs.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                    PERCENT OF
                                                              OPERATING INCOME    SEGMENT SALES
                                                              ----------------    --------------
                                                               QUARTER ENDED      QUARTER ENDED
                                                                  JUNE 30,           JUNE 30,
                                                              ----------------    --------------
SEGMENT                                                        2001      2000     2001     2000
-------                                                       ------    ------    -----    -----
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $10.6     $13.3     30.1%    37.0%
Emkay.......................................................    0.8       0.6      8.9%     7.2%
Automotive Components.......................................    2.6       1.6     20.6%     9.6%
Restructuring expenses......................................    2.1       0.0
Unallocated amount -- corporate overhead....................   (3.2)     (1.6)
                                                              -----     -----
Total.......................................................  $12.9     $13.9     22.6%    23.1%
                                                              =====     =====

     The decline in operating income the second quarter 2001 compared to the second quarter of 2000 primarily is due to the decline in the gross margin of the KE Group and the significantly higher unallocated corporate overhead. The higher unallocated overhead is due to the major new ERP system implementation. The major factors offsetting the decline in operating income are significantly improved Emkay and Automotive Group gross margins and the restructuring gain on the sale of the United Kingdom manufacturing facility.

     The KE Group operating income declined $2.7 million primarily due to unabsorbed manufacturing overhead as a result of significant inventory reductions and to higher research and development, and selling and general and administrative expenses.

     The Emkay Group operating income improved $0.2 million in spite of SG&A being $1.3 million higher due to significant effort in new product development for the silicon microphone and far field array products and increased sales and marketing efforts in Europe and Asia. This improvement was due to the significant sales growth and gross margin improvement of the group.

     The Automotive Components Group operating income increased $1.0 million. The primary improvement was in SSPI's gross margin due to product transfers to China, but higher Ruf gross margins due to product transfers to Hungary and lower Ruf SG&A also helped. The net effect was an 11.0 percentage point improvement in operating income year over year.

     Restructuring was a $2.1 million net gain the second quarter of 2001 compared to no charge the second quarter of last year. There was a $3.0 million gain on the sale of the UK building offset by approximately $0.9 million increase in restructuring expense. The increase in restructuring expense primarily is associated with the shutdown expenses for the KE Rolling Meadows facility and the transfer of Ruf Germany operations to Hungary.

     Unallocated corporate expenses increased by $1.6 million in the second quarter of 2001 compared to the second quarter of last year. Almost all of the increase is due to the implementation of a new corporate wide ERP system.

     We had operating income of $12.9 million in the second quarter 2001 compared to operating income of $13.9 million the same quarter last year, primarily as a result of the KE Group issues discussed above. After adjusting out the restructuring charge, we had adjusted operating income of $10.8 million this year compared to $13.9 million last year. On an adjusted basis our operating income decreased $3.1 million or 4.2 percentage points this year compared to last year.

     In connection with our June, 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $9.8 million the second quarter of this year compared to $11.4 million the same quarter last year. The reduction in interest expense is due to lower interest rates, slightly lower debt levels, and no interest expense for the recapitalization settlement that occurred the second quarter last year.

     Income tax expense was $2.4 million this year and $1.6 million last year. We are providing for tax at this year's expected worldwide rate, which is higher than the normalized 39% due to where we are recognizing earnings and losses. Last year's rate for the quarter was closer to the normalized rate.

     After interest expense and taxes, we reported net income of $0.8 million the second quarter of this year compared to net income of $1.3 million last year.

HALF ENDED JUNE 30, 2001 COMPARED TO HALF ENDED JUNE 30, 2000

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                                  PERCENT OF
                                                               NET SALES         TOTAL SALES
                                                            ----------------    --------------
                                                               HALF ENDED         HALF ENDED
                                                                JUNE 30,           JUNE 30,
                                                            ----------------    --------------
SEGMENT                                                      2001      2000     2001     2000
-------                                                     ------    ------    -----    -----
                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
KE........................................................  $ 67.3    $ 71.9     60.1%    59.6%
Emkay.....................................................    17.4      15.7     15.5%    13.0%
Automotive Components.....................................    27.3      33.0     24.4%    27.4%
                                                            ------    ------    -----    -----
Total.....................................................  $112.0    $120.6    100.0%   100.0%
                                                            ======    ======    =====    =====

     The consolidated sales decline was $8.6 million or 7.1 percent the first half 2001 compared to the same period last year. Two of our three operating segments experienced sales decreases and one segment, namely Emkay, enjoyed a sales increase. The KE Group sales declined $4.6 million or 6.2 percent the first half, primarily due to a significant inventory reduction by the group's largest customer. The KE Group sales declined compared to a 7.5 percent sales increase the first half of last year. The Deltek controls segment sales were essentially flat for the first half. The Emkay Group sales increase was $1.7 million or 12.1 percent for the first half of this year compared to the first half last year. The increase was due to the infrared product line as the finished goods and components product lines decreased year over year. The condenser microphone product line was essentially flat for the first half compared to the first half last year. The Automotive Components Group sales declined 18.0 percent. The Ruf sales product line was down almost 30 percent for the first half, while the SSPI sales were down less than 10 percent.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                                     PERCENT OF
                                                               COST OF SALES       SEGMENT SALES
                                                              ----------------    ----------------
                                                                 HALF ENDED          HALF ENDED
                                                                  JUNE 30,            JUNE 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $33.3     $35.3      49.5%     49.2%
Emkay.......................................................   10.1       9.6      57.7%     61.6%
Automotive Components.......................................   16.6      23.1      61.0%     69.8%
                                                              -----     -----
Total.......................................................  $60.0     $68.0      53.6%     56.4%
                                                              =====     =====

     Consolidated cost of sales decreased by 2.8 percentage points as a percent of sales the first half 2001 compared to the same period the prior year. The KE Group's cost of sales increased by 0.3 percentage points, primarily due to unabsorbed manufacturing overhead from inventory reductions offsetting the cost savings associated with the product transfers implemented in the last year. The Emkay Group's cost of sales decreased by 3.9 percentage points, primarily due to the significant increase in infrared sales. The Automotive Components Group cost of sales improved by 8.8 percentage points, primarily due to cost savings of the SSPI operations product transfers to China with some additional cost savings from the Ruf operations transfers to Hungary. Cost savings due to product transfers were over $6 million in the half. Unfortunately, some of the cost savings were reduced by significant unabsorbed manufacturing overhead costs related to the May and June inventory reduction by the KE Group.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                    PERCENT OF
                                                              OPERATING INCOME    SEGMENT SALES
                                                              ----------------    --------------
                                                                 HALF ENDED         HALF ENDED
                                                                  JUNE 30,           JUNE 30,
                                                              ----------------    --------------
SEGMENT                                                        2001      2000     2001     2000
-------                                                       ------    ------    -----    -----
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $23.2     $26.3     34.5%    36.6%
Emkay.......................................................   (0.1)      1.0     (0.5)%    6.6%
Automotive Components.......................................    4.6       2.9     16.8%     8.8%
Restructuring expenses......................................    1.8     (20.1)
Unallocated amount -- corporate overhead....................   (6.0)     (2.4)
                                                              -----     -----
Total.......................................................  $23.5     $ 7.7     21.0%     6.4%
                                                              =====     =====

     The improvements in operating income in the first half 2001 compared to the first half of 2000 are all due to the restructuring gain the first half of 2001 compared to the very significant restructuring expense the first half of 2000. Before restructuring gains and losses, operating income the first half 2001 is $21.7 million compared to $27.8 million the first half of last year. The major factors causing declines in the adjusted operating income are lower KE Group sales, the improvement in KE Group gross margins being offset by unabsorbed manufacturing overhead, higher Emkay SG&A, and the significantly higher corporate G&A expense due to ERP.

     The KE Group operating income declined $3.1 million due to lower sales and the unabsorbed manufacturing overhead related to the May and June inventory reduction.

     The Emkay Group operating income declined $1.1 million the first half of 2001, all due to significantly higher research and development, sales and marketing, and general and administrative expense associated with their new product development efforts in silicon microphones, far field arrays and condensor microphones.

     The Automotive Components Group operating income increased $1.7 million. The primary improvement was in SSPI's gross margin due to product transfers to China, but higher Ruf gross margins associated with the transfer of production to Hungary and lower Ruf SG&A also helped. The net effect was an 8.0 percentage point improvement in operating income year over year.

     Restructuring was a gain of $1.8 million the first half of this year compared to a $20.1 million expense the first half of last year, due to us selling the UK building this year and setting up a restructuring charge provision in March of last year to provide for the consolidation of our worldwide manufacturing operations. We have ended production at three of the five facilities identified last March, and we have reduced production at the other two facilities. The restructuring should be completed by year end. However, the Ruf position sensor business has not been divested and it will be part of Knowles for the foreseeable future. The current market conditions in the automotive industry worldwide made it impossible to sell at a reasonable price.

     Unallocated corporate expenses increased by $3.6 million in the first half of 2001 compared to the first half of last year. Almost all of the increase is due to the implementation of a new corporate wide ERP system. The first phase is expected to be completed during the second half of 2001. We expect the year over year increase in expenditures to decrease every quarter, but the total cost of the phase one ERP implementation will be close to $5 million in 2001.

     We had operating income of $23.5 million in the first half of 2001 compared to $7.7 million the same half last year, all due to the restructuring charge last year. After adjusting out the restructuring charge, we had adjusted operating income of $21.6 million this year compared to $27.8 million last year. On an adjusted basis our operating income decreased $6.2 million or 3.8 percentage points this year compared to last year.

     In connection with our June, 1999 recapitalization, we currently have $195 million of senior debt and $151 million of senior subordinated debt. As a result, interest expense was $20.2 million this year and $21.6 million last year. This year is lower than last year primarily due to lower interest rates this year.

     Income tax expense was $2.5 million this year and $2.2 million last year. This year's income tax expense is expected to slightly exceed our normalized worldwide rate of approximately 39%. However, the first half last year we showed tax expense on a worldwide pretax income loss, since we could not tax benefit the US loss as we had a net loss carry forward from the June, 1999 recapitalization.

     As a result of the interest expense and taxes (and the restructuring charge in 2000), we reported income of $0.9 million the first half of this year compared to a loss of $15.5 million last year.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs, and we will also need to fund repayments of principal under our term loans ($9.4 million in 2001, $9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $37 million each year. We expect to satisfy these needs with cash from operating activities. We also have available under our Revolving Facility borrowings of up to $50 million, subject to certain conditions. We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     Net cash used by operating activities was $0.7 million in the second quarter of 2001 compared to $0.8 million in the second quarter of 2000. Net income was $0.8 million in the second quarter of 2001 compared to $1.3 million in the second quarter of 2000. Explanations for the major changes in the use of cash the second quarter of this year compared to the second quarter of last year follow. First, inventory was a provider of cash the second quarter of this year and it was a consumer of cash last year. The favorable swing is $6.7 million. Second, accrued interest consumed $.8 million less cash the second quarter this year compared to the second quarter last year. However, two other items swing significantly the other direction. First, accounts receivable was a consumer of cash the second quarter this year and it was a provider of cash last year. The unfavorable swing is $3.3 million. Second, net income included $3.0 million from the gain on the sale of the UK building. When net income excludes this item we really had $3.3 million less of net income in the second quarter of this year compared to the second quarter of last year.

     Net cash used in investing activities was $1.8 million in the second quarter of 2001 compared to $4.6 million the second quarter of last year. However, the current year second quarter investment in capital equipment was really $5.3 million, as the proceeds on the sale of the UK building are used to reduce the net cash used in investing. So instead of appearing to be $2.8 million less, the cash used for current investment was $0.7 million more than the second quarter of last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

     Net cash used in financing activities was $0.9 million in the second quarter of 2001 as compared to $8.6 million the second quarter of last year. This year the funds primarily were used to make debt repayments and last year they primarily were used to pay for the purchase price adjustment on the June, 1999 recapitalization.

     The net result of the cash used in operating activities, investing activities and financing activities was a $3.5 million reduction in cash the second quarter of this year, compared to a $14.2 million reduction in cash for the same period last year. Our cash balance at June 30 was $7.6 million this year compared to $20.9 million at June 30 last year.

     Net cash used by operating activities was $0.4 million in the first half of 2001 compared to net cash provided by operating activities of $13.5 million in the first half of 2000. This is an unfavorable swing of $13.9 million. If there had been no restructuring, the cash flow from operations would have been $3.8 million in the first half of 2001 and $15.3 million the first half of 2000 for an unfavorable swing of $11.5 million. This reduction in cash provided by operations is due to the swing in other current liabilities primarily related to accrued compensation and the gain on the sale of the UK building, which is not really an operating item. We expect the net cash effect of changes in inventory and accounts receivable to be favorable in the second half compared to the second half of last year.

     Net cash used in investing activities was $6.6 million in the first half of 2001 compared to $7.4 million the first half of last year. However, the current year first half investment in capital equipment was really $10.1 million, as the proceeds on the sale of the UK building are used to reduce the net cash used in investing. So instead of appearing to be $0.8 million less, the cash used for current investment was $2.7 million more the first half of this year than the same period last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

     Net cash used in financing activities was $2.1 million in the first half of 2001 as compared to $8.9 million the first half of last year. This year the funds primarily were used to make debt repayments and last year they primarily were used to pay for the purchase price adjustment on the June, 1999 recapitalization.. The effect of exchange rates on cash was a $0.5 million reduction the first half this year and a $0.1 million reduction the same period last year primarily related to our Germany assets.

     The net result of the cash used in operating activities, investing activities and financing activities was a $9.5 million reduction in cash the first half of this year compared to a $2.9 million reduction in cash the first half of last year. Our cash balance at June 30 was $7.6 million this year compared to $20.9 million at June 30 last year.

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

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). During the first half of 2001, approximately 75% of our revenue was denominated in U.S. dollars, approximately 17% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies. Our expenses are principally denominated in the same currencies in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first half of 2001, our operating income and margins were not significantly affected by the change in the German Deutschemark exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and German Deutschemark. As we move more production out of Europe to Asia, we could become more exposed to changes in the value of the euro in relation to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of June 30, 2001 to be $149.0 million based on current market prices, and as of August 14, 2001 we estimate the fair value of the notes to be $141.5 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Knowles Electronics Holdings, Inc.

                                          By /s/     JAMES F. BRACE
                                            ------------------------------------
                                            James F. Brace, Executive Vice
                                             President & CFO, (As duly
                                             authorized officer and as the
                                             principal financial and accounting
                                             officer)

Date: August 14, 2001