Form 10-Q
period 2001-09-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2001-11-13
CIK 1099373

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                               PAGE
-------------------------------                               ----
Item 1. Financial Statements
  Consolidated Statements of Operations for the three months and the nine months ended September 30, 2001 and
     2000...................................................    3
  Consolidated Balance Sheets at September 30, 2001 and
  December 31, 2000.........................................    4
  Consolidated Statements of Cash Flows for the three months and the nine months ended September 30, 2001 and
     2000...................................................    5
  Notes to the Consolidated Financial Statements............    6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of
           Operations.......................................   18
Item 3. Qualitative and Quantitative Disclosures about
        Market Risk.........................................   24

PART II -- OTHER INFORMATION
None

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30                SEPTEMBER 30
                                             ---------------------      ----------------------
                                              2001          2000          2001          2000
                                             -------      --------      --------      --------
                                                (IN THOUSANDS)              (IN THOUSANDS)
Net sales..................................  $54,639      $ 56,375      $166,648      $176,948
Cost of sales..............................   28,564        31,940        88,584        99,893
                                             -------      --------      --------      --------
Gross margin...............................   26,075        24,435        78,064        77,055
Research and development expenses..........    3,291         3,074        10,274         9,043
Selling expenses...........................    3,903         3,146        10,578         9,153
General and administrative expenses........    7,946         6,133        24,632        18,938
Restructuring activity.....................      171          (296)       (1,665)       19,798
                                             -------      --------      --------      --------
Operating income...........................   10,764        12,378        34,245        20,123
Other income (expense):
  Interest income..........................       17           171           121           717
  Interest expense.........................   (9,280)      (10,662)      (29,443)      (32,283)
                                             -------      --------      --------      --------
Income (loss) before taxes.................    1,501         1,887         4,923       (11,443)
Income tax expense.........................   (2,351)       (3,227)       (4,853)       (5,378)
                                             -------      --------      --------      --------
Net income (loss)..........................  $  (850)     $ (1,340)     $     70      $(16,821)
                                             =======      ========      ========      ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                              SEPTEMBER 30    DECEMBER 31
                                                                  2001           2000
                                                              ------------    -----------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................   $  10,247       $  17,076
  Accounts receivable, net..................................      45,130          41,192
  Inventories, net..........................................      44,575          47,465
  Prepaid expenses and other................................       5,530           4,334
                                                               ---------       ---------
Total current assets........................................     105,482         110,067
Property, plant and equipment, at cost:
Land........................................................       6,829           6,957
Building and improvements...................................      31,158          31,469
Machinery and equipment.....................................      60,571          65,482
Furniture and fixtures......................................      23,982          23,705
Construction in progress....................................      11,376           4,501
                                                               ---------       ---------
  Subtotal..................................................     133,916         132,114
Accumulated depreciation....................................     (70,518)        (71,580)
                                                               ---------       ---------
  Net.......................................................      63,398          60,534
Other assets, net...........................................       3,558           3,855
Deferred income taxes.......................................       5,777           5,744
Deferred finance costs, net.................................       7,748           9,577
                                                               ---------       ---------
Total assets................................................   $ 185,963       $ 189,777
                                                               =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  14,110       $  14,471
  Accrued compensation and employee benefits................       7,149           9,334
  Accrued interest payable..................................      10,265           4,898
  Accrued warranty and rebates..............................       9,382           8,971
  Accrued restructuring costs...............................       7,472          12,886
  Other liabilities.........................................       8,368           8,652
  Income taxes..............................................       6,138           4,134
  Short-term debt...........................................       2,853           1,253
  Current portion of notes payable..........................      11,250           9,375
                                                               ---------       ---------
Total current liabilities...................................      76,987          73,974
Accrued pension liability...................................       8,448           7,902
Other noncurrent liabilities................................           9             764
Notes payable...............................................     332,933         339,432
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $44,446 September 2001; $28,675
  December, 2000............................................     229,446         213,675
Stockholders' equity (deficit):
  Common stock, Class A, $0.001 par value, 1,052,632 shares
    authorized, outstanding: 981,667 September, 2001;
    983,333 December, 2000..................................          --              --
  Common stock, Class B, $0.001 par value, 52,632 shares
    authorized, none ever issued............................          --              --
  Capital in excess of par value............................      17,213          17,263
  Retained earnings (accumulated loss)......................    (471,879)       (456,430)
  Accumulated other comprehensive income -- translation
    adjustment..............................................      (7,194)         (6,803)
                                                               ---------       ---------
Total stockholders' equity (deficit)........................    (461,860)       (445,970)
                                                               ---------       ---------
Total liabilities and stockholders' equity (deficit)........   $ 185,963       $ 189,777
                                                               =========       =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             ---------------------------   ---------------------------
                                             SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                 2001           2000           2001           2000
                                             ------------   ------------   ------------   ------------
                                                   (IN THOUSANDS)                (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)..........................    $  (850)       $(1,340)       $     70       $(16,821)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Depreciation and amortization............      3,207          2,806           9,836          9,031
  Restructuring activity...................        217           (296)          1,052         19,798
  Amortization of deferred financing fees
     and debt discount.....................        700            690           2,080          1,981
  Inventory obsolescence provision.........        633             55           1,197            471
  Loss (gain) on sales of property, plant &
     equipment.............................         --          1,310          (3,046)         1,310
  Change in assets and liabilities:
     Accounts receivable...................     (2,582)           (68)         (3,938)         1,068
     Inventories...........................       (191)         2,665           1,693          2,832
     Other current assets..................       (805)         1,490          (1,550)        (1,014)
     Deferred Income taxes.................        (41)            --             (33)          (700)
     Accounts payable......................      2,403         (2,644)          1,137         (2,476)
     Accrued restructuring costs...........     (1,449)        (4,002)         (5,642)        (5,820)
     Accrued interest payable..............      4,406          5,125           5,367          5,014
     Other current liabilities.............      1,249          2,564          (2,058)         4,256
     Other noncurrent liabilities..........        303         (1,466)           (209)           304
     Income taxes payable..................      1,124            531           2,004          1,715
                                               -------        -------        --------       --------
Net cash provided by operating
  activities...............................      8,324          7,420           7,960         20,949
INVESTING ACTIVITIES
Proceeds from sales of property, plant &
  equipment................................         --            513           3,480            513
Purchases of property, plant, and
  equipment................................     (4,187)        (3,170)        (14,262)       (10,618)
                                               -------        -------        --------       --------
Net cash used in investing activities......     (4,187)        (2,657)        (10,782)       (10,105)
FINANCING ACTIVITIES
Debt payments..............................     (1,378)            --          (3,275)            --
Issuance of common stock...................         --             --             125            700
Price adjustment on previously purchased
  treasury stock...........................         --             --              --         (8,316)
Costs associated with debt.................         --             --              --           (892)
Repurchase common stock....................         --            (50)           (300)          (400)
                                               -------        -------        --------       --------
Net cash used in financing activities......     (1,378)           (50)         (3,450)        (8,908)
Effect of exchange rate changes on cash....        (76)         1,313            (557)         1,205
                                               -------        -------        --------       --------
Net increase (decrease) in cash and cash
  equivalents..............................      2,683          6,026          (6,829)         3,141
Cash and cash equivalents at beginning of
  period...................................      7,564         20,913          17,076         23,798
                                               -------        -------        --------       --------
Cash and cash equivalents at end of
  period...................................    $10,247        $26,939        $ 10,247       $ 26,939
                                               =======        =======        ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                          SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

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

     For the nine months ended September 30, 2001 and 2000, total comprehensive
(loss) amounted to $321 and $19,227, respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended September 30, 2001 do not necessarily indicate the results that may be expected for the full year ending December 31, 2001. For further information, refer to the Company's consolidated financial statements and notes thereto on the Company's Form 10-K dated March 29, 2001.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

2. INVENTORY

     Inventories are as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2001             2000
                                                     -------------    ------------
Raw materials & components.........................     $34,617         $33,943
Work in process....................................       6,408           9,217
Finished goods.....................................      12,010          13,280
                                                        -------         -------
                                                         53,035          56,440
Less allowances for:
  Adjustment to LIFO...............................         808             808
  Obsolescence and net realizable value............       7,652           8,167
                                                        -------         -------
                                                        $44,575         $47,465
                                                        =======         =======

     Approximately 43% and 42% of inventory is valued on the LIFO method at September 30, 2001 and December 31, 2000, respectively.

3. NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, December 23, 1999 and April 10, 2000, with certain lenders ("Senior Credit Agreement"). The credit agreement consists of $250,000, which provides for revolving loans of $50,000 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 2.50% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 1.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 3.00% or (2) Alternate Base Rate plus an initial margin on 2.00%. The amendment to the Senior Credit Agreement dated April 10, 2000, increased the interest rate spread for each of the Term A Facility, Revolving Credit Facility and Term B Facility by 0.25%. At September 30, 2001, the weighted average interest rate was 6.32% for the Term A Facility and 6.82% for the Term B Facility.

     The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2001             2000
                                                     -------------    ------------
Term A facility....................................    $ 45,000         $ 48,750
Term B facility....................................     148,500          149,625
Senior Subordinated Notes..........................     153,200          153,200
  Discount on Senior Subordinated Notes............      (2,517)          (2,768)
                                                       --------         --------
                                                        344,183          348,807
Less: Current portion..............................      11,250            9,375
                                                       --------         --------
Total Long-term notes payable......................    $332,933         $339,432
                                                       ========         ========

     The Notes were issued in a private placement on October 1, 1999 and are due October 15, 2009 with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged

                       KNOWLES ELECTRONICS HOLDINGS, INC.

all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission on October 20, 2000. The Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness, which is expressly not senior to the Notes.

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated April 10, 2000 ("the Amendment"). The Company is in compliance with all its debt covenants. As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of September 30, 2001 and December 31, 2000, and summarized income statement and cash flow information for the three months and the nine months ended September 30, 2001 and 2000. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of September 30, 2001 and December 31, 2000 and summarized income statement and cash flow information for the three months and the nine months ended September 30, 2001 and 2000 is as follows:

                                                          SEPTEMBER 30, 2001
                               -------------------------------------------------------------------------
                                PARENT      GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                               ---------    ----------    --------------    ------------    ------------
Cash.........................  $   6,006     $  2,469        $  1,772        $      --       $  10,247
Accounts receivable..........         --       33,608          73,073          (61,551)         45,130
Inventories..................         --       18,954          25,621               --          44,575
Other current assets.........      2,939           27           5,503           (2,939)          5,530
Net property, plant and
  equipment..................         --       27,834          35,564               --          63,398
Investment in and advances to
  subsidiaries...............     97,967      175,999           8,303         (282,269)             --
Deferred finance costs,
  net........................      7,748           --              --               --           7,748
Other non-current assets.....         --        6,941           2,394               --           9,335
                               ---------     --------        --------        ---------       ---------
Total assets.................  $ 114,660     $265,832        $152,230        $(346,759)      $ 185,963
                               =========     ========        ========        =========       =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                          SEPTEMBER 30, 2001
                               -------------------------------------------------------------------------
                                PARENT      GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                               ---------    ----------    --------------    ------------    ------------
Accounts payable.............  $      --     $ 24,634        $ 50,128        $ (60,652)      $  14,110
Accrued restructuring
  costs......................         --        3,216           4,256               --           7,472
Advances from parent.........     83,032       32,270          19,669         (134,971)             --
Other current liabilities....      9,375       17,142          18,746           (3,961)         41,302
Short-term debt..............     11,250           --           2,853               --          14,103
Noncurrent liabilities.......         --        6,483           1,974               --           8,457
Notes payable................    332,933           --              --               --         332,933
Preferred stock..............    229,446           --              --               --         229,446
Stockholders' equity
  (deficit)..................   (551,376)     182,087          54,604         (147,175)       (461,860)
                               ---------     --------        --------        ---------       ---------
Total liabilities and
  stockholders' equity
  (deficit)..................  $ 114,660     $265,832        $152,230        $(346,759)      $ 185,963
                               =========     ========        ========        =========       =========

                                                           DECEMBER 31, 2000
                               -------------------------------------------------------------------------
                                PARENT      GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                               ---------    ----------    --------------    ------------    ------------
Cash.........................  $   7,076     $  2,847        $  7,153        $      --       $  17,076
Accounts receivable..........         --       39,097          54,536          (51,241)         42,392
Inventories..................         --       21,285          28,428           (2,248)         47,465
Other current assets.........         --          511           3,950           (1,327)          3,134
Net property, plant and
  equipment..................         --       27,309          34,090             (865)         60,534
Investment in and advances to
  subsidiaries...............     97,967      111,720           6,314         (216,001)             --
Deferred finance costs,
  net........................      9,577           --              --               --           9,577
Other non-current assets.....         --       11,735           1,293           (3,429)          9,599
                               ---------     --------        --------        ---------       ---------
Total assets.................  $ 114,620     $214,504        $135,764        $(275,111)      $ 189,777
                               =========     ========        ========        =========       =========
Accounts payable.............  $      --     $ 24,449        $ 40,156        $ (50,134)      $  14,471
Accrued restructuring
  costs......................         --        3,785           9,101               --          12,886
Advances from parent.........     57,339       (5,536)         16,558          (68,361)             --
Other current liabilities....      4,007       23,882          12,429           (4,329)         35,989
Short-term debt..............      9,375           --           1,253               --          10,628
Noncurrent liabilities.......         --        6,702           1,964               --           8,666
Notes payable................    339,432           --              --               --         339,432
Preferred stock..............    213,675           --              --               --         213,675
Stockholders' equity
  (deficit)..................   (509,208)     161,222          54,303         (152,287)       (445,970)
                               ---------     --------        --------        ---------       ---------
Total liabilities and
  stockholders' equity
  (deficit)..................  $ 114,620     $214,504        $135,764        $(275,111)      $ 189,777
                               =========     ========        ========        =========       =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net Sales........................  $      --    $ 41,352       $ 42,020       $ (28,733)     $  54,639
Cost of sales....................         --      24,975         32,227         (28,638)        28,564
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      16,377          9,793             (95)        26,075
Selling, research and
  administrative expenses........         --       9,946          5,304            (110)        15,140
Restructuring expenses...........         --          56            115              --            171
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --       6,375          4,374              15         10,764
Other income (expense):
  Interest income................         16         433            108            (540)            17
  Interest expense...............     (9,255)       (259)          (264)            498         (9,280)
  Miscellaneous, net.............         --          --             --              --             --
  Dividend income................         --       7,430             --          (7,430)            --
                                   ---------    --------       --------       ---------      ---------
Income (loss) before taxes.......     (9,239)     13,979          4,218          (7,457)         1,501
Income taxes.....................         --        (600)        (1,751)             --         (2,351)
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $  (9,239)   $ 13,379       $  2,467       $  (7,457)     $    (850)
                                   =========    ========       ========       =========      =========

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $46,088        $51,643         $(41,356)      $ 56,375
Cost of sales.....................        --     30,926         42,109          (41,095)        31,940
                                    --------    -------        -------         --------       --------
Gross margin......................        --     15,162          9,534             (261)        24,435
Selling, research and
  administrative expenses.........      (102)     7,458          5,828             (831)        12,353
Restructuring expenses............        --         --           (296)              --           (296)
                                    --------    -------        -------         --------       --------
Operating income..................       102      7,704          4,002              570         12,378
Other income (expense):
  Interest income.................       359        698            126           (1,012)           171
  Interest expense................   (10,750)      (175)          (557)             820        (10,662)
  Miscellaneous, net..............        --         --             --               --             --
  Dividend income.................     4,190     16,165          1,549          (21,904)            --
                                    --------    -------        -------         --------       --------
Income (loss) before taxes........    (6,099)    24,392          5,120          (21,526)         1,887
Income taxes......................        --       (664)        (2,563)              --         (3,227)
                                    --------    -------        -------         --------       --------
Net income (loss).................  $ (6,099)   $23,728        $ 2,557         $(21,526)      $ (1,340)
                                    ========    =======        =======         ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $128,310       $126,955        $(88,617)      $166,648
Cost of sales.....................        --      79,556         97,318         (88,290)        88,584
                                    --------    --------       --------        --------       --------
Gross margin......................        --      48,754         29,637            (327)        78,064
Selling, research and
  administrative expenses.........        --      29,681         16,180            (377)        45,484
Restructuring expenses............        --         696         (2,361)             --         (1,665)
                                    --------    --------       --------        --------       --------
Operating income..................        --      18,377         15,818              50         34,245
Other income (expense):
  Interest income.................        79       1,136            295          (1,389)           121
  Interest expense................   (29,365)       (598)          (786)          1,306        (29,443)
  Miscellaneous, net..............
  Dividend income.................     2,939      19,828             --         (22,767)            --
                                    --------    --------       --------        --------       --------
Income (loss) before taxes........   (26,347)     38,743         15,327         (22,800)         4,923
Income taxes......................        --        (196)        (4,657)             --         (4,853)
                                    --------    --------       --------        --------       --------
Net income (loss).................  $(26,347)   $ 38,547       $ 10,670        $(22,800)      $     70
                                    ========    ========       ========        ========       ========

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $133,590       $148,923       $(105,565)      $176,948
Cost of sales.....................        --      91,192        114,183        (105,482)        99,893
                                    --------    --------       --------       ---------       --------
Gross margin......................        --      42,398         34,740             (83)        77,055
Selling, research and
  administrative expenses.........        --      20,724         16,897            (487)        37,134
Restructuring expenses............        --       6,789         13,009              --         19,798
                                    --------    --------       --------       ---------       --------
Operating income..................        --      14,885          4,834             404         20,123
Other income (expense):
  Interest income.................       359       1,380            253          (1,275)           717
  Interest expense................   (32,209)       (207)        (1,014)          1,147        (32,283)
  Miscellaneous, net..............
  Dividend income.................     4,190      18,165          1,549         (23,904)            --
                                    --------    --------       --------       ---------       --------
Income (loss) before taxes........   (27,660)     34,223          5,622         (23,628)       (11,443)
Income taxes......................        --        (887)        (4,491)             --         (5,378)
                                    --------    --------       --------       ---------       --------
Net income (loss).................  $(27,660)   $ 33,336       $  1,131       $ (23,628)      $(16,821)
                                    ========    ========       ========       =========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     -------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     -------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities.......................  $(4,132)   $ 18,913       $   881         $(7,338)       $ 8,324
Proceeds from sales of property....       --          --            --              --             --
Equity contributions into
  subsidiaries.....................       --      (2,779)           --           2,779             --
Purchases of property, plant and
  equipment, net...................       --      (1,842)       (2,345)             --         (4,187)
                                     -------    --------       -------         -------        -------
Net cash used in investing
  activities.......................       --      (4,621)       (2,345)          2,779         (4,187)
Debt (payments)....................   (1,625)         --           247              --         (1,378)
Common stock transactions..........       --          --            --              --             --
Intercompany loans.................   11,754     (13,283)        1,529              --             --
Intercompany dividends.............       --      (3,669)       (3,669)          7,338             --
Equity contributions into
  subsidiaries.....................       --          --         2,779          (2,779)            --
                                     -------    --------       -------         -------        -------
Net cash provided by (used in)
  financing activities.............   10,129     (16,952)          886           4,559         (1,378)
Effect of exchange rate changes on
  cash.............................       --          --           (76)             --            (76)
                                     -------    --------       -------         -------        -------
Net increase (decrease) in cash and
  cash equivalents.................    5,997      (2,660)         (654)             --          2,683
Cash and cash equivalents at
  beginning of period..............        9       5,129         2,426              --          7,564
                                     -------    --------       -------         -------        -------
Cash and cash equivalents at end of
  period...........................  $ 6,006    $  2,469       $ 1,772         $    --        $10,247
                                     =======    ========       =======         =======        =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2000
                                         -------------------------------------------------------------------
                                         PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities...........................  $(6,115)   $ 25,532       $ 10,758        $(22,755)      $ 7,420
Proceeds from sales of property........       --          --            513              --           513
Equity contributions into
  subsidiaries.........................       --        (968)            --             968            --
                                              --          --             --              --            --
Purchases of property, plant and
  equipment, net.......................       --        (766)        (2,404)             --        (3,170)
                                         -------    --------       --------        --------       -------
Net cash used in investing
  activities...........................       --      (1,734)        (1,891)            968        (2,657)
Debt (payments)........................       --          --             --              --            --
Common stock transactions..............      (50)         --             --              --           (50)
Price adjustment on previously
  purchased stock......................       --          --             --              --            --
Costs associated with debt.............       --          --             --              --            --
Intercompany loans.....................   17,598     (18,903)         1,305              --            --
Intercompany dividends.................       --      (5,006)       (17,749)         22,755            --
Equity contributions into
  subsidiaries.........................       --          --            968            (968)           --
                                         -------    --------       --------        --------       -------
Net cash provided by (used in)
  financing activities.................   17,548     (23,909)       (15,476)         21,787           (50)
Effect of exchange rate changes on
  cash.................................       --          --          1,313              --         1,313
                                         -------    --------       --------        --------       -------
Net increase (decrease) in cash and
  cash equivalents.....................   11,433        (111)        (5,296)             --         6,026
Cash and cash equivalents at beginning
  of period............................    7,688       3,758          9,467              --        20,913
                                         -------    --------       --------        --------       -------
Cash and cash equivalents at end of
  period...............................  $19,121    $  3,647       $  4,171        $     --       $26,939
                                         =======    ========       ========        ========       =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2001
                                ------------------------------------------------------------------------
                                 PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                --------    ----------    --------------    ------------    ------------
Net cash provided by operating
  activities..................  $(21,713)    $ 48,851        $  3,589         $(22,767)       $  7,960
Proceeds from sales of
  property....................        --           --           3,480               --           3,480
Equity contributions into
  subsidiaries................                 (4,530)                           4,530              --
                                                                                                    --
Purchases of property, plant
  and equipment, net..........        --       (8,286)         (5,976)              --         (14,262)
                                --------     --------        --------         --------        --------
Net cash used in investing
  activities..................        --      (12,816)         (2,496)           4,530         (10,782)
Debt (payments)...............    (4,875)          --           1,600               --          (3,275)
Common stock transactions.....      (175)          --              --               --            (175)
Intercompany loans............    25,693      (26,499)            806               --              --
Intercompany dividends........        --       (9,914)        (12,853)          22,767              --
Equity contributions into
  subsidiaries................        --           --           4,530           (4,530)             --
                                --------     --------        --------         --------        --------
Net cash provided by (used in)
  financing activities........    20,643      (36,413)         (5,917)          18,237          (3,450)
Effect of exchange rate
  changes on cash.............        --           --            (557)                            (557)
                                --------     --------        --------         --------        --------
Net increase (decrease) in
  cash and cash equivalents...    (1,070)        (378)         (5,381)              --          (6,829)
Cash and cash equivalents at
  beginning of period.........     7,076        2,847           7,153               --          17,076
                                --------     --------        --------         --------        --------
Cash and cash equivalents at
  end of period...............  $  6,006     $  2,469        $  1,772         $     --        $ 10,247
                                ========     ========        ========         ========        ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                ------------------------------------------------------------------------
                                 PARENT     GUARANTORS    NON-GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                --------    ----------    --------------    ------------    ------------
Net cash provided by operating
  activities..................  $(22,293)    $ 47,697        $ 20,300         $(24,755)       $ 20,949
Proceeds from sales of
  property....................        --           --             513               --             513
Equity contributions into
  subsidiaries................                   (968)                             968              --
                                                                                                    --
Purchases of property, plant
  and equipment, net..........        --       (2,952)         (7,666)              --         (10,618)
                                --------     --------        --------         --------        --------
Net cash used in investing
  activities..................        --       (3,920)         (7,153)             968         (10,105)
Debt (payments)...............        --           --              --               --              --
Common stock transactions.....       300           --              --               --             300
Price adjustment on previously
  purchased stock.............    (8,316)                                                       (8,316)
Costs associated with debt....      (892)                                                         (892)
Intercompany loans............    44,098      (45,403)          1,305               --              --
Intercompany dividends........        --       (5,006)        (19,749)          24,755              --
Equity contributions into
  subsidiaries................        --           --             968             (968)             --
                                --------     --------        --------         --------        --------
Net cash provided by (used in)
  financing activities........    35,190      (50,409)        (17,476)          23,787          (8,908)
Effect of exchange rate
  changes on cash.............        --           --           1,205                            1,205
                                --------     --------        --------         --------        --------
Net increase (decrease) in
  cash and cash equivalents...    12,897       (6,632)         (3,124)              --           3,141
Cash and cash equivalents at
  beginning of period.........     6,224       10,279           7,295               --          23,798
                                --------     --------        --------         --------        --------
Cash and cash equivalents at
  end of period...............  $ 19,121     $  3,647        $  4,171         $     --        $ 26,939
                                ========     ========        ========         ========        ========

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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                      ACOUSTIC AND
                                        HEARING AID     INFRARED     AUTOMOTIVE
                                        COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                        -----------   ------------   ----------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------
Revenues from external customers......   $ 34,055        $ 7,706      $12,878     $ 54,639
Operating income (loss) before
  restructuring.......................     13,176           (606)         854       13,424
THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------
Revenues from external customers......   $ 34,096        $ 8,389      $13,890     $ 56,375
Operating income (loss) before
  restructuring.......................     12,775           (195)         174       12,754
NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------
Revenues from external customers......   $101,378        $25,113      $40,157     $166,648
Operating income (loss) before
  restructuring.......................     36,411           (686)       5,431       41,156
NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------
Revenues from external customers......   $105,976        $24,034      $46,938     $176,948
Operating income (loss) before
  restructuring.......................     38,990            844        3,187       43,021

     The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of September 30, 2001 and December 31, 2000 were $106,871 and $116,845, respectively. The Company uses the specific identification of costs and expenses. However, due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are also made based on their respective revenues. The total assets of the automotive components business unit were $65,336 and $55,011 at September 30, 2001 and December 31, 2000, respectively.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                   -------------------    --------------------
                                    2001        2000        2001        2000
                                   -------    --------    --------    --------
PROFIT OR LOSS
Total operating income for
  reportable segments before
  restructuring charges..........  $13,424    $ 12,754    $ 41,156    $ 43,021
Unallocated amount -- corporate
  overhead.......................   (2,489)       (672)     (8,575)     (3,100)
Restructuring charges............     (171)        296       1,664     (19,798)
                                   -------    --------    --------    --------
Total consolidated operating
  income (loss)..................   10,764      12,378      34,245      20,123
Other expense....................   (9,263)    (10,491)    (29,322)    (31,566)
                                   -------    --------    --------    --------
Income (loss) before income
  taxes..........................  $ 1,501    $  1,887    $  4,923    $(11,443)
                                   =======    ========    ========    ========
GEOGRAPHIC INFORMATION
Revenues (based on billing
  location of product shipment)
  United States..................  $33,180    $ 31,508    $102,034    $ 99,390
  Germany........................    4,412       5,122      14,110      18,757
  United Kingdom.................   10,627       8,107      28,973      26,812
  Other geographic areas.........    6,420      11,638      21,531      31,989
                                   -------    --------    --------    --------
                                   $54,639    $ 56,375    $166,648    $176,948
                                   =======    ========    ========    ========

5. RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. Through September 30, 2001, 967 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring and $13.4 million has been spent on severance and outplacement costs. The accrued restructuring expense has been increased by $2.0 million since March 31, 2000 to reflect higher estimated severance costs and has been reduced by $2.2 million due to a pension curtailment gain realized on the U. S. pension plans and by $3.1 million due to the sale of the United Kingdom manufacturing facility.

     At the five facilities where production is being eliminated, the number of positions being eliminated at each facility and the final production dates at each facility are as follows: (1) Burgess Hill, United Kingdom; 148 positions; June 2000, (2) Itasca, Illinois; 248 positions; September 2000, (3) Taipei, Taiwan; 216 positions; March 2001, (4) Rolling Meadows, Illinois; 26 positions; March 2001, (5) Hohenkirchen, Germany; 270 positions; September 2001. At the completion of the restructuring, these actions will reduce our global workforce by about 20%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table shows our net sales growth for the third quarter and the first nine months of 2001 and 2000 compared to the same periods of their respective prior years for each of our three operating segments.

                                                   THIRD QUARTER                 FIRST NINE MONTHS
                                            ----------------------------    ----------------------------
                                            2001 VS 2000    2000 VS 1999    2001 VS 2000    2000 VS 1999
                                            ------------    ------------    ------------    ------------
KE........................................      (0.1)%           6.4%           (4.3)%           7.2%
Emkay.....................................      (8.1)%           8.4%            4.5%            7.2%
Automotive Components.....................      (7.3)%          (4.6)%         (14.4)%          (0.4)%
Total.....................................      (3.1)%           3.7%           (5.8)%           5.0%

     Sales the third quarter of this year declined a little more than three percent compared to the third quarter of 2000 and they were slightly higher than the third quarter of 1999. Sales the first nine months of this year declined six percent compared to the first nine months of 2000 and they were slightly lower than 1999. The KE Group sales were essentially flat in the third quarter and down just over four percent in the first nine months compared to 2000. However, they were better than 1999 for both the quarter and the first nine months. The Emkay Group sales declined eight percent in the third quarter. However they were up over four percent in the first nine months and they were better than the first nine months of 1999, primarily due to significantly improved sales of the infrared operations. The Automotive Components Group sales declined seven percent for the quarter and fourteen percent for the first nine months compared to 2000, and they were significantly lower than 1999 for both the third quarter and the first nine months.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated income statements, as a percentage of our net sales, for the third quarter and first nine months of 2001 and 2000.

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%   100.0%
Cost of sales...............................................   52.3%    56.7%    53.2%    56.5%
Research and development....................................    6.0%     5.5%     6.2%     5.1%
Sales and marketing expense.................................    7.1%     5.6%     6.3%     5.2%
General and administrative expense..........................   14.5%    10.9%    14.8%    10.7%
Restructuring activity......................................    0.3%    (0.5)%   (1.0)%   11.2%
                                                              -----    -----    -----    -----
Income from operations......................................   19.7%    22.0%    20.5%    11.4%
EBITDA......................................................   25.6%    26.9%    26.5%    16.5%
EBITDA excluding restructuring..............................   25.9%    26.4%    25.5%    27.7%

     Operating income and EBITDA, as a percentage of net sales, as reported, were 19.7% and 25.6%, respectively, for the quarter ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 20.0% and 25.9%, respectively, for the quarter ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 22.0% and 26.9%, respectively, for the quarter ended September 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 21.5% and 26.4%, respectively, for the quarter ended September 30, 2000.

     Operating income and EBITDA, as a percentage of net sales, as reported, were 20.5% and 26.5%, respectively, for the nine months ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 19.5% and 25.5%, respectively, for the nine months ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 11.4% and 16.5%, respectively, for the nine months ended September 30, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 22.6% and 27.7%, respectively, for the nine months ended September 30, 2000.

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                                     PERCENT OF
                                                                 NET SALES          TOTAL SALES
                                                              ----------------    ----------------
                                                               QUARTER ENDED       QUARTER ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $34.0     $34.1      62.3%     60.5%
Emkay.......................................................    7.7       8.4      14.1%     14.9%
Automotive Components.......................................   12.9      13.9      23.6%     24.6%
                                                              -----     -----     -----     -----
Total.......................................................  $54.6     $56.4     100.0%    100.0%
                                                              =====     =====     =====     =====

     Consolidated sales declined $1.7 million or 3.1 percent the third quarter 2001 compared to the same quarter 2000. The third quarter sales decline was the smallest year over year quarterly sales decline this year. KE Group sales were almost even with the third quarter of last year. The inventory reduction at our largest customer appears to be concluded and our KE sales appear to be reflecting current market conditions. The Deltek controls segment sales increased in the third quarter. The Emkay Group sales declined $0.7 million or
8.1 percent in the third quarter of this year compared to last year. The decline was due to the finished goods product line, which has declined all year. The Automotive Components Group sales declined $1.0 million or 7.3 percent in the third quarter continuing a three year trend. The Ruf sales product line was down approximately 16 percent in the third quarter compared to the same quarter last year, while the SSPI sales were down less than 2 percent.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                                     PERCENT OF
                                                               COST OF SALES       SEGMENT SALES
                                                              ----------------    ----------------
                                                               QUARTER ENDED       QUARTER ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $14.8     $16.2      43.4%     47.4%
Emkay.......................................................    4.6       5.4      60.0%     65.0%
Automotive Components.......................................    9.2      10.3      71.2%     74.3%
                                                              -----     -----
Total.......................................................  $28.6     $31.9      52.3%     56.7%
                                                              =====     =====

     Consolidated cost of sales decreased by 4.4 percent of sales in the third quarter 2001 compared to the same period the prior year. The KE Group's cost of sales decreased by 4.0 percentage points, primarily due to the manufacturing restructuring program savings. The Emkay Group's cost of sales declined by 5.0 percentage points, primarily due to favorable component product line mix. The Automotive Components Group cost of sales improved by 3.1 percentage points, primarily due to cost savings of the SSPI operations product transfers to China and Ruf operations product transfers to Hungary. Cost savings due to product transfers for all divisions were over $3 million in the quarter.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                    PERCENT OF
                                                              OPERATING INCOME    SEGMENT SALES
                                                              ----------------    --------------
                                                               QUARTER ENDED      QUARTER ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                              ----------------    --------------
                                                               2001      2000     2001     2000
                                                              ------    ------    -----    -----
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $13.1     $13.4     38.4%    39.3%
Emkay.......................................................   (0.6)     (0.3)    (7.8)%   (3.7)%
Automotive Components.......................................    0.8       0.0      5.9%    (0.3)%
Unallocated amount -- corporate overhead....................   (2.5)     (0.7)
                                                              -----     -----
Total.......................................................  $10.8     $12.4     19.7%    22.0%
                                                              =====     =====

     The decline in operating income the third quarter 2001 compared to the third quarter of 2000 is due to higher KE selling and general and administrative expense, higher Emkay research and development and selling expense, and to significantly higher unallocated corporate overhead. The higher unallocated overhead is due to the major new ERP system implementation. The decline in the operating income was minimized by the significant improvement in gross margins.

     The KE Group operating income declined by $0.3 million due to higher selling and general and administrative expense and restructuring expense being partially offset by improved margin.

     The Emkay Group operating income declined by $0.3 million due to declining sales and much higher research and development and selling expense despite the significant improvement in the gross margin.

     The Automotive Components Group operating income increased $0.8 million. The primary improvement was in Ruf gross margins due to product transfers to Hungary and lower Ruf SG&A. SSPI performance was flat with the prior year quarter. The net effect was a 6.2 percentage point improvement in operating income year over year.

     Restructuring was a $0.2 million expense the third quarter of 2001 compared to a $0.3 gain the third quarter of last year. The increase in restructuring expense the third quarter this year is associated with the closing of the Rolling Meadows facility and the relocation of Ruf production from Germany to Hungary.

     Unallocated corporate expenses increased by $1.8 million in the third quarter compared to the same quarter last year. Most of the increase is due to the implementation of a new corporate wide ERP system.

     We had operating income of $10.8 million in the third quarter 2001 compared to operating income of $12.4 million the same quarter last year, primarily as a result of the unallocated overhead and Emkay issues discussed above. After adjusting out the restructuring charge, we had adjusted operating income of $10.9 million this year compared to $12.1 million last year. On an adjusted basis our operating income decreased $1.2 million or 2.1 percentage points this year compared to last year.

     In connection with our June, 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $9.3 million the third quarter of this year compared to $10.6 million the same quarter last year. The reduction in interest expense is due to lower interest rates and slightly lower debt levels.

     Income tax expense was $2.4 million this year compared to $3.2 million the third quarter last year. We are providing tax at this year's expected worldwide rate, which is higher than the normalized 39% due to where we are recognizing earnings and losses.

     After interest expense and taxes, we reported net loss of $0.9 million the third quarter of this year compared to net loss of $1.3 million for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                                  PERCENT OF
                                                               NET SALES         TOTAL SALES
                                                            ----------------    --------------
                                                              NINE MONTHS        NINE MONTHS
                                                                 ENDED              ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                            ----------------    --------------
SEGMENT                                                      2001      2000     2001     2000
-------                                                     ------    ------    -----    -----
                                                            (IN MILLIONS, EXCEPT PERCENTAGES)
KE........................................................  $101.4    $106.0     60.8%    59.9%
Emkay.....................................................    25.1      24.0     15.1%    13.6%
Automotive Components.....................................    40.1      46.9     24.1%    26.5%
                                                            ------    ------    -----    -----
Total.....................................................  $166.6    $176.9    100.0%   100.0%
                                                            ======    ======    =====    =====

     Consolidated sales have declined $10.3 million or 5.8 percent the first nine months of 2001 compared to the same period last year. Two of our three operating segments have had sales decreases and one segment, namely Emkay, has enjoyed a sales increase. The KE Group sales have declined $4.6 million or 4.3 percent the first nine months, primarily due to a significant inventory reduction by the group's largest customer. The Deltek controls segment sales were essentially flat for the first nine months. The KE Group sales decline compared to a 7.2 percent sales increase the first nine months of last year. The Emkay Group sales increase was $1.1 million or 4.5 percent for the first nine months of this year compared to the first nine months last year. The increase was due to the infrared product line as the finished goods product line has declined significantly in the first nine months. The component product line is down slightly and the condenser microphone product line was essentially flat for the first nine months compared to the same period last year. The Emkay sales increase compared to a 7.2 percent sales increase the first nine months of last year. The Automotive Components Group sales declined $6.8 million or 14.4 percent the first nine months this year compared to last year. The Ruf sales product line was down almost 25 percent for the first nine months, while the SSPI sales were down 7 percent. The Automotive Components group sales decline compared to a 0.4 sales decrease the first nine months of last year.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                                     PERCENT OF
                                                               COST OF SALES       SEGMENT SALES
                                                              ----------------    ----------------
                                                                NINE MONTHS         NINE MONTHS
                                                                   ENDED               ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                              ----------------    ----------------
SEGMENT                                                        2001      2000      2001      2000
-------                                                       ------    ------    ------    ------
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $48.1     $51.4      47.4%     48.5%
Emkay.......................................................   14.7      15.1      58.4%     62.8%
Automotive Components.......................................   25.8      33.4      64.3%     71.1%
                                                              -----     -----
Total.......................................................  $88.6     $99.9      53.2%     56.5%
                                                              =====     =====

     Consolidated cost of sales decreased by 3.3 percentage points as a percent of sales the first nine months of 2001 compared to the same period the prior year. The KE Group's cost of sales decreased by 1.1 percentage points. KE's cost of sales should have declined even more as a result of the manufacturing restructuring program. However, the restructuring benefit was partially offset by significant unabsorbed manufacturing overhead caused by lower production levels in the second quarter of this year as part of our effort to reduce inventory. The Emkay Group's cost of sales decreased by 4.4 percentage points, primarily due to improved component margins and the increase in infrared sales. The Automotive Components Group cost of sales improved by 6.8 percentage points, primarily due to cost savings of the SSPI operations product transfers to China and the Ruf operations product transfers to Hungary. Company wide cost savings due to product transfers were over $9 million in the first nine months. Unfortunately, some of the cost savings were reduced by significant unabsorbed manufacturing overhead costs related to the second quarter inventory reduction and to higher warranty costs.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                     PERCENT OF
                                                              OPERATING INCOME     SEGMENT SALES
                                                              -----------------    --------------
                                                                 NINE MONTHS        NINE MONTHS
                                                                    ENDED              ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                              -----------------    --------------
SEGMENT                                                        2001      2000      2001     2000
-------                                                       ------    -------    -----    -----
                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
KE..........................................................  $36.4     $ 39.0     35.9%    36.8%
Emkay.......................................................   (0.7)       0.8     (2.7)%    3.5%
Automotive Components.......................................    5.4        3.2     13.5%     6.8%
Restructuring expenses......................................    1.7      (19.8)
Unallocated amount -- corporate overhead....................   (8.6)      (3.1)
                                                              -----     ------
Total.......................................................  $34.2     $ 20.1     20.5%    11.4%
                                                              =====     ======

     The improvements in operating income in the first nine months of 2001 compared to the first nine months of 2000 are all due to the restructuring gain the first nine months of 2001 compared to the very significant restructuring expense the first nine months of 2000. Before restructuring gains and losses, operating income the first nine months of 2001 is $32.5 million compared to $39.9 million the first nine months of last year. The major factors causing declines in the adjusted operating income are lower KE Group sales, the improvement in KE Group gross margins being partially offset by unabsorbed manufacturing overhead, higher Emkay SG&A, and the significantly higher corporate G&A expense.

     The KE Group operating income declined $2.6 million the first nine months of 2001 due to lower sales, unabsorbed manufacturing overhead related to the second quarter inventory reduction, and higher selling expense. The net effect was a 0.9 percentage point decline in operating income year over year.

     The Emkay Group operating income declined $1.5 million the first nine months of 2001 all due to significantly higher research and development, sales and marketing, and general and administrative expense associated with their new product development efforts in silicon microphones, far field arrays and condensor microphones. The net effect was a 6.2 percentage point decline in operating income year over year.

     The Automotive Components Group operating income increased $2.2 million the first nine months of 2001. The primary improvement was in SSPI's gross margin due to product transfers to China, but higher Ruf gross margins associated with the transfer of production to Hungary and lower Ruf SG&A also helped. The net effect was a 6.7 percentage point improvement in operating income year over year.

     Restructuring was a gain of $1.7 million the first nine months of this year compared to a $19.8 million expense the first nine months of last year, due to us selling the UK building this year and setting up a restructuring charge provision in March of last year to provide for the consolidation of our worldwide manufacturing operations. We have ended production at all five of the facilities identified last March. Some payments associated with the restructuring remain to be paid and some costs associated with disposing of the buildings and unnecessary equipment remain to be incurred. The restructuring should essentially be completed late this year or early next. Moreover, the Ruf position sensor business has not been divested and it will be part of Knowles for the foreseeable future. The current market conditions in the automotive industry worldwide made it impossible to sell at a reasonable price.

     Unallocated corporate expenses increased by $5.5 million in the first nine months of 2001 compared to the first nine months of last year. Almost all of the increase is due to the implementation of a new corporate wide ERP system. The first phase of the implementation is expected to be completed the first four months of 2002. We expect the fourth quarter 2001 expenditures to be much lower than the average of the first three quarters, but the total effect on operating expenses in 2001 is expected to be $7.0 million including depreciation of almost $2.0 million.

     We had operating income of $34.2 million in the first nine months of 2001 compared to $20.1 million the same period last year, with the difference primarily due to the restructuring charge last year. After adjusting out the restructuring charge, we had adjusted operating income of $32.5 million this year compared to $39.9 million last year. On an adjusted basis our operating income decreased $7.4 million or 3.1 percentage points this year compared to last year.

     In connection with our June 1999 recapitalization, we currently have $193.5 million of senior debt and $150.7 million of senior subordinated debt. As a result, interest expense was $29.4 million the first nine months this year and $32.3 million for the same period last year. This year is lower than last year primarily due to lower interest rates this year.

     Income tax expense was $4.9 million the first nine months this year and $5.4 million for the same period last year. This year's income tax expense is expected to exceed our normalized worldwide rate of approximately 39% due to where profit is being recognized. Moreover, the first nine months last year we showed tax expense on a worldwide pretax income loss, since we could not tax benefit the US loss as we had a net loss carry forward from the June 1999 recapitalization.

     After interest expense and taxes (and the restructuring charge in 2000), we reported net income of $0.1 million the first nine months of this year compared to a net loss of $16.8 million last year.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs, and we will also need to fund repayments of principal under our term loans ($9.4 million in 2001, $9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $36 million each year. We expect to satisfy these needs with cash from operating activities. We also have available under our Revolving Facility borrowings of up to $50 million, subject to certain conditions. We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     Net cash provided by operating activities was $8.3 million in the third quarter of 2001 compared to $7.4 million in the third quarter of 2000. Net loss was $0.9 million in the third quarter of 2001 compared to a net loss of $1.3 million in the third quarter of 2000. The major changes in cash provided by operations in the third quarter of this year compared to the third quarter last year follow. Although inventory was flat and accounts receivable increased in the UK and Austria due to our ERP implementations the third quarter of this year, combined they resulted in an unfavorable cash flow swing of $5.4 million. However, substantially offsetting the unfavorable receivables and inventory situation was a favorable $5.0 million swing in accounts payable. And, two other items helped our cash flow significantly the third quarter of this year. Our restructuring cash expense was $2.5 million less the third quarter of this year compared to the third quarter last year and our other non current liabilities increased $1.8 million the third quarter of this year compared to the same period last year.

     Net cash used in investing activities was $4.2 million in the third quarter of 2001 compared to $2.7 million the third quarter of last year. However, the third quarter of last year investment in capital equipment was really $3.2 million, as the proceeds on the sale of the Rolling Meadows equipment were used to reduce the net cash used in investing. So instead of appearing to be $1.5 million more, the cash used for current investment was only $1.0 million more than the third quarter of last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

     Net cash used in financing activities was $1.4 million in the third quarter of 2001 as compared to $0.1 million the third quarter of last year. This year the funds primarily were used to make debt repayments. The effect of exchanges rates on cash was $0.1 million reduction the third quarter this year and $1.3 million increase the third quarter of last year primarily related to German assets.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $2.7 million increase in cash the third quarter of this year, compared to a $6.0 million increase in cash for the same period last year. Our cash balance at September 30 was $10.2 million this year compared to $26.9 million at September 30 last year.

     Net cash provided by operating activities was $8.0 million in the first nine months of 2001 compared to net cash provided by operating activities of $20.9 million in the first nine months of 2000. This is a unfavorable swing of $12.9 million. Net income was $0.1 million in the first nine months of 2001 compared to a loss of $16.8 million in the first nine months of 2000. Adjusted for restructuring expenses, however, adjusted net income decreased $1.9 million from 2000 to 2001. The reduction in cash provided by operations is due to the swing in other current liabilities primarily related to accrued compensation, higher accounts receivable and the gain on the sale of the UK building, which is not really an operating item. We expect inventory and accounts receivable to be favorable in the fourth quarter compared to the fourth quarter of last year.

     Net cash used in investing activities was $10.8 million in the first nine months of 2001 compared to $10.1 million the first nine months of last year. However, the current year first nine months investment in capital equipment was really $14.3 million, as the proceeds on the sale of the UK building are used to reduce the net cash used in investing and the last year first nine months investment in capital equipment was really $10.6 million, as the proceeds on the sale of the Rolling Meadows equipment was used to reduce the net cash used in investing. So instead of appearing to be $0.7 million more, the cash used for current investment was $3.6 million more the first nine months of this year than the same period last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

     Net cash used in financing activities was $3.5 million in the first nine months of 2001 as compared to $8.9 million the first nine months of last year. This year the funds primarily were used to make debt repayments and last year they primarily were used to pay for the purchase price adjustment on the June 1999 recapitalization. The effect of exchanges rates on cash was $0.6 million reduction the first nine months this year and a $1.2 million increase the same period last year primarily related to our Germany assets.

     The net result of the cash used in operating activities, investing activities and financing activities was a $6.8 million reduction in cash the first nine months of this year compared to a $3.1 million increase in cash the first nine months of last year. Our cash balance at September 30 was $10.2 million this year compared to $26.9 million at September 30 last year.

     The Company was in compliance with its debt covenants as September 30, 2001. Given the Company's current sales and earnings expectations and the leverage and interest coverage ratios tightening at December 31, 2001, there is a reasonable expectation that the Company will not remain in compliance at December 31, 2001. The Company plans to meet with its bank group in early December to request appropriate waivers or amendments going forward.

     We expect capital expenditures of $17.5 million in 2001. We expect our major capital expenditures in 2001 will be to support new product introductions for Emkay, for new production equipment including microphone automation for KE, and for new product introductions and the transfer of production to Hungary for Ruf. We may also pursue acquisitions or joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which is now tied to the euro). During the first nine months of 2001, approximately 74% of our revenue was denominated in U.S. dollars, approximately 16% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies including the British pound and the Japanese yen. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first nine months of 2001, our operating income and margins were not significantly affected by the change in the German Deutschemark exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and German Deutschemark. Our primary exposure longer term is the relation of the euro to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of September 30, 2001 to be $149.0 million based on current market prices, and as of November 9, 2001 we estimate the fair value of the notes to be $141.5 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: November 13, 2001