Form 10-K
period 2001-12-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2002-05-22
CIK 1099373

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                    SECURITIES EXCHANGE ACT OF 1934
                     FOR THE YEAR ENDED DECEMBER 31, 2001

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

                                                       NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                                 WHICH REGISTERED
          None

         Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                                      None

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

                      KNOWLES ELECTRONICS HOLDINGS, INC.

                                  FORM 10-K

                         YEAR ENDED DECEMBER 31, 2001


                                   CONTENTS

SECTION                                                                                                           PAGE
Part I.
      Item 1              Business...............................................................................  2
      Item 2              Properties............................................................................. 15
      Item 3              Legal Proceedings...................................................................... 16
      Item 4              Submission of Matters to a Vote of Security Holders.................................... 16

Part II.
      Item 5              Market for Registrant's Common Equity and Related Stockholder Matters.................. 16
      Item 6              Selected Financial Data................................................................ 17
      Item 7              Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.................................................... 19
      Item 7A             Quantitative and Qualitative Disclosures about Market Risk............................. 36
      Item 8              Financial Statements and Supplementary Data............................................ 37
      Item 9              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 51

Part III.
      Item 10             Directors and Executive Officers of the Registrant..................................... 52
      Item 11             Executive Compensation................................................................. 54
      Item 12             Security Ownership of Certain Beneficial Owners and Management......................... 59
      Item 13             Certain Relationships and Related Transactions......................................... 60

Part IV.
      Item 14             Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................... 61

Signatures                ....................................................................................... 63

PART I

ITEM 1.

                                   BUSINESS

OVERVIEW

         We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products. Since our company was founded in 1946 by Hugh and Josephine Knowles, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducers and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing. We have operations around the world with the largest facilities in the United States, China, Malaysia and Hungary. Our 2001 revenue, operating income and EBITDA were $223.7 million, $42.7 million and $56.7 million, respectively. Through our three core business units, KE, Emkay and Automotive Components, we manufacture and market products with strong market share positions in several key markets. We believe that we have achieved these positions in our markets as a result of our strong customer base, technological expertise, international low cost manufacturing capability and strong management team. Our principal executive offices are located at 1151 Maplewood Drive, Itasca, Illinois 60143, and our telephone number is (630) 250-5100.

OUR THREE BUSINESS UNITS

         KE -- Hearing Aid Components

         KE, which accounted for approximately 62% of our 2001 revenue, is our most significant business unit. The KE business unit designs, manufactures and markets subminiature acoustic transducers and other components for hearing aids. KE is the world's largest manufacturer of hearing aid transducers, with approximately 80% of the worldwide market, and has held a major share of the transducer market for over 30 years. The transducer is the name given to both the microphone and the receiver in a hearing aid. The microphone is located at the top of the hearing aid and converts surrounding sounds to electronic signals. The circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sounds in the ear. We manufacture transducers for all hearing aid categories, and also produce non-transducer hearing aid components under the brand name Deltek. KE often customizes transducers to meet the specifications of our customers, and in certain cases develops transducer designs in partnership with our customers. KE provides data on the hearing aid market to our customers through the publication MarkeTrak, and is a leader in transducer technology with 41 scientists, engineers and technicians dedicated to research and development. We have consistently and successfully maintained our market share over the years due to our long-standing relationships with a wide range of customers, value-added services and technological leadership.

         EMKAY -- Acoustic and Infrared Technology

         Emkay, which accounted for approximately 15% of our 2001 revenue, was created in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential, including mobile and automotive communications, entertainment systems, and telephony. Computer telephony applications including internet telephony, videoconferencing, voice identification, and voice recognition. Emkay produces and is developing a range of microphones, speakers, headsets and infrared remote controls primarily for sale to original equipment manufacturers in these markets. Emkay has significant in-house research and development capabilities, with 41 engineers and technicians operating worldwide.

         Automotive Components

         Our Automotive Components business unit is comprised of two businesses, SSPI, which produces diesel engine solenoids and electronic governors, and Ruf, a leading producer of automotive position sensors. Automotive Components accounted for approximately 23% (64% from SSPI and 36% from Ruf) of our 2001 revenue. The largest percentage of SSPI's sales consists of solenoids for key start/stop operations of diesel engines used in trucks (in countries outside the United States and Europe), tractors, turf equipment, construction, generators and other industrial equipment. Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by converting electrical energy into mechanical work. Electronic governors, which control engine speed and power by adjusting the engine throttle, represent a small but growing percentage of SSPI's business.

         Ruf, headquartered near Munich, Germany, was founded in 1926 and acquired by Knowles in 1996. Approximately 85% of Ruf's business is based on sales of position sensors for automotive applications, including passenger vehicles and light trucks. Automotive position sensors are commonly used to measure the position of the throttle, headlights, exhaust gas recirculation valve, the level of suspension with respect to the road and the level of fuel in the tank. Other developing applications for position sensors include pedal and throttle position sensors for drive-by-wire systems and suspension height and steering position sensors for suspension control systems for luxury vehicles. Ruf supplies sensors to most major European first tier automotive parts suppliers. We have been unsuccessful in divesting the Ruf position sensor business, but it remains on the market.

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

         -- We have also been the market leader in solenoids for diesel engine shutdown devices for over 20 years, and our worldwide market share is approximately 70%. Customers of SSPI include most major industrial diesel engine manufacturer and mobile equipment builders.

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

         -- To enhance our technological expertise, we emphasize research and development investment. Our 2001 research and development expenditures were $14.7 million, or 6.6% of net sales. We have demonstrated leadership in developing new technologies and have the scale to devote substantial resources toward product development. In addition, we have strategically established patent protection for our products while creating manufacturing processes that competitors cannot readily replicate. We believe these factors serve as barriers to entry to the hearing aid and automotive components businesses.

         International Low Cost Manufacturing Capability

         -- Since our founding more than 50 years ago, we have developed an international network of well equipped manufacturing facilities. We operate 9 manufacturing facilities in the United States, Germany, Austria, Hungary, Malaysia and China. We have a proven capability of moving manufacturing to lower cost environments. Our manufacturing facilities are not unionized, with the exception of our facilities in China, Germany and Austria, which are required to be unionized under local law. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in Itasca and Rolling Meadows, Illinois. In addition, we ceased production at our United Kingdom, Taiwanese and German manufacturing facilities.
Production from those operations was moved to China, Malaysia and Hungary. As of December 2001, the consolidation plan is essentially complete and our headcount related to operations that existed in March 2000 has been reduced by 18%.

         -- The manufacturing life cycles of some transducers, particularly models for less technologically advanced applications, have been as long as 25 years, reducing our production development costs and allowing us to improve the efficiency of our manufacturing processes. Our KE and Automotive Components business units use automated sub-assembly operations and manual final assembly operations. We are also working to develop automated final assembly equipment for select products. Emkay's operations are subcontracted in part, providing us with cost structure flexibility and allowing us to change capacity quickly based on product demand.

GROWTH STRATEGY

         Our principal objective is to increase revenues, cash flow and profitability by strengthening our leading market positions in our core businesses and applying our technological expertise to new growth opportunities in related businesses. The primary components of our strategy are to:

         Capitalize on Growth Opportunities in the Hearing Aid Market

         Our worldwide share of the hearing aid transducer market is approximately 80% and we have been a market leader in transducer technology for over 30 years. We believe we will increase our sales as the hearing aid industry continues to expand. Hearing aid penetration into the market of potential users has historically been low, ranging from approximately 22% in the United States to less than 1% in some emerging economies. The hearing aid industry is projected to grow based on the following trends:

         -        technological advances and improved customer satisfaction;

         - improvement in the cosmetic appearance and reduction in stigma;

         -        growth in the elderly population;

         -        increasing use of binaural hearing aids; and

         - increasing international penetration of hearing aids into developing economies.

         Our strategy is designed to capitalize on these trends and develop products designed to expand the hearing aid and hearing aid component market. For example, we have developed transducers for multiple microphone hearing aids, which provide better performance than single microphone hearing aids and require three or four, rather than two, transducers per hearing aid. To increase hearing aid market growth, we also collect market data that identifies consumer needs and work with industry participants to improve market penetration.

         Leverage Core Acoustic Expertise to Develop Innovative Products for Markets with High Growth Potential

         We expect to continue combining our core competency in acoustics with other technologies such as wireless, micro-machining systems and digital signal processing to provide high technology solutions for high growth markets, including mobile communications, computer telephony integration, telematics (voice controlled wireless services delivered to an automobile environment) and home entertainment systems. Emkay has developed several new technologies and products for these markets, including:

         SiSonic(TM) Silicon Microphone -- We have recently developed what we believe is the world's first solid state silicon microphone. This microphone's environmental robustness enables it to perform in harsh environments such as automobiles. Automotive applications include hands-free cellular telephones, voice command and control systems, parking-aid systems and fuel volume measurement systems. In addition, since the SiSonic(TM) Silicon Microphone can withstand high temperatures, it can be mounted to printed circuit boards using pick and place soldering equipment, thereby eliminating costly manual installations currently required for many microphone applications.

         Far-Field Microphone Array Technology -- To support the emerging telematics market Emkay has developed a microphone array that uses digital signal processing to enable clear processing of voice signals in a noisy environment, such as an automobile. This technology will facilitate clear voice communications, allow effective use of voice commands for vehicle control systems and enable the use of emerging telematic services through voice command. In non-automotive applications this technology can improve communication in noisy environments and provide a high quality signal input to voice recognition systems.

         Bluetooth(TM) Wireless Headset -- Recently, we introduced one of the first Bluetooth(TM) certified wireless headsets. Based on the Bluetooth(TM) communication protocol, this headset operates at 2.4GHz and is designed to work with Bluetooth(TM) enabled systems including cellular phones now entering the market, as well as PCs, telephones, and other office and home systems.

         Infrared Remote Control Products -- Remote controls for use with set top boxes for digital television providers, for manufacturers of entertainment devices, and for replacement markets including universal remotes capable of controlling multiple entertainment devices.

         New Headset Series -- Designed by a leader in the industrial design business, these new headsets were created for the call center, cellular phone, PC, cordless phone markets. The design uses a modular approach for easy customization of the products to customer requirements and are adaptable to multiple uses.

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

         -- SSPI has a strong position in the international solenoid marketplace and supplies over 250 customers. We anticipate that future growth of this Automotive Components unit will come from leveraging our existing relationships to introduce new products and services. For example, SSPI's long standing relationships, market intelligence and reputation for quality enabled the rapid acceptance of our new proportional actuators at several large OEM customers in 2001.

         Maintain Low Cost and High Quality Manufacturing Leadership

         We believe that we are the lowest cost producer of hearing aid transducers due to our relatively large volume production and market share. KE has more than 25 years of experience operating in both Asia and Europe. During this time, we have developed manufacturing and management systems that allow it to operate low cost offshore facilities without compromising either quality or level of service. Approximately 80% of our manufacturing activity is located in China, Malaysia and Hungary to benefit from both their lower cost labor markets and proximity to emerging product markets.

         Develop Automotive Microphone Business

         We believe the increasing focus on limiting the use of cellular phones while operating automobiles (driven in part by existing and proposed legislation at the state level) along with the growing popularity of voice driven navigation systems will create demand for microphones and provide an opportunity for us to expand.

         Pursue Strategic Acquisitions

         Strategic acquisitions have been an important element in our growth and efforts to enhance our leading market and technological positions. We will continue to review attractive acquisition opportunities that preserve our financing flexibility. We will focus on acquisitions that can:

         - enhance existing product, process and technological capabilities;

         - provide us with growth opportunities that complement our acoustic expertise; and/or

         -        expand our presence in new geographic areas.

PRODUCTS

         KE

         KE primarily manufactures hearing aid transducers, including microphones and receivers, that are sold to hearing aid manufacturers. KE offers transducers for all types of hearing aids, from the smallest which completely fit in the canal to the largest which are body-worn, and often customizes models to meet the specifications of individual hearing aid manufacturers. KE also occasionally conducts joint research and product development with some of its customers. In addition to transducers, KE sells other hearing aid components under the brand name Deltek, including trimmers, volume controls and connectors for hearing aid manufacturers. These other products represented a very small percentage of our sales in 2001.

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

         Microphones. Emkay has leveraged its microphone technology to create devices for diverse applications, Emkay is completing the development of a low cost silicon microphone based on traditional semiconductor manufacturing processes. The technology offers significant advantages over traditional microphones used in high volume mass market consumer products such as cellular telephones and PDA's These advantages include significantly reduced assembly costs and greater tolerances in high temperature applications. The company also markets boom-mounted microphones for use in conference rooms, helmets, aerospace and civil/military communications; high sensitivity condenser microphones for laptop computers, wireless phones and modem accessories; computer monitor microphones; lapel microphones; and noise canceling and waterproof microphones for headsets, helmets and handsets.

         Wired Headsets. Emkay manufactures a variety of wired, noise canceling headsets used general telephony markets such as call centers and computer telephony applications including internet based telephony and voice recognition.

         Wireless Headsets. Emkay is one of the first manufacturers to bring to market a wireless headset certified to version 1.1 of the international Bluetooth specification. Bluetooth is an emerging global standard to enhance wireless voice and data transfers and maintain the interoperability of devices employing the standard.

         Infrared Remote Controls. Emkay has developed several infrared remote control products, including remote controls for televisions and digital broadcast services that provide Internet access. These products include an infrared keyboard to facilitate email, internet browsing and shopping along with remotes with gamepad features to facilitate playing electronic games provide by the broadcast service provider. Emkay's remote controls have been introduced in Europe both in the retail market and as a platform for sales to original equipment manufacturers in connection with specific applications.


         Automotive Components

         Diesel Engine Solenoids. SSPI produces solenoids used to control diesel engines, as well as certain natural gas, liquid propane and gasoline engines, in industrial, marine and construction applications. These products serve various functions including key start/stop, throttle and choke control and emergency engine shutdown. Solenoid kits made by SSPI include mounting hardware, brackets and linkage accessories for connecting the solenoid to the engine and fuel system. We rigorously test these kits to meet the highest industry standards.

         Electronic Governors. SSPI's electronic governors are used to control the speed and power of industrial engines used in applications such as electric power generators, compressors, tractors, hydraulic pumps and man lifts. SSPI's Advanced Proportional Engine Control System (APECS) addresses the increasingly sophisticated equipment of its customers by comparing actual engine speed to the desired operational parameters of the equipment using a digital microprocessor and proprietary software and adjusting the throttle of the engine accordingly.

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

RESEARCH AND DEVELOPMENT

         Our 2001 research and development expenditures were $14.7 million, or 6.6% of net sales. We focus on leveraging our acoustic research for use by all three of our business units. We are carrying out extensive research and development on producing a silicon microphone using the emerging technology of the micro-machining of silicon (also referred to as micro-electro mechanical systems). We believe that we have a leading position in this application of micro-electro mechanical systems and are continuing development of manufacturing processes that will deliver production quantities. There is a team of eight engineers within Emkay that is working on development of the silicon microphone.

         KE

         KE's research and development group consists of 41 scientists, engineers and technicians located in Itasca, Illinois, focused on technologically improved new product. KE believes that its ability to rapidly develop new transducers with superior performance is critical to sustaining its market share and margins. Applied research and advanced modeling lead to new and creative products, which we believe gives KE a competitive advantage as hearing aid manufacturers look for technology improvements in their components.

         Planned new products and improvements include receivers with improved maximum power output, significantly reduced vibration, screenless damping using Ferrofluid(R), and microphone improvements with respect to a analog/digital (A/D) signal converter, programmable digitally controlled gain amplifier, co-joined ultra-thin microphone pairs, noise reduction, improved electrostatic discharge thresholds and significantly reduced cellular telephone interference.

         Emkay

         Emkay has developed a significant in-house research and development effort, with 41 engineers and technicians. Over the next five years, Emkay will continue to focus its research and development efforts on acoustics, radio frequency, infrared, video image sensing, micro-electro mechanical systems and digital signal processing products for the mobile communications, voice recognition, digital television, computer telephony integration and telematics markets. Emkay is also concentrating on the development of a "far field" microphone system which employs an array of microphones that focuses on a particular speaker while canceling other background noise. We have licensed digital sound processing technology to further the development of this microphone system. We expect to leverage this microphone technology for the development of additional products for our KE and Automotive Components units.

         Emkay has decentralized research and development groups located in the United States, Austria and Taiwan in order to coordinate closely with regional sales and marketing teams, and more efficiently meet the demands of local markets. Research and development efforts for micro-electro mechanical systems for the production of silicon microphones, digital signal processing technology and far field microphone technology is conducted in the United States, infrared product development is conducted in Austria and wireless headset product development is conducted in Taiwan.

         Automotive Components

         SSPI. SSPI's advanced development group currently employs 18 engineers for the design and development of new actuators and solenoids.

         Ruf. Ruf products are developed using high performance workstations that allow products to be transferred to production in a short period of time. Final designs are tested in a complete product verification laboratory to determine product reliability. Ruf employs 33 engineers and technicians at its facility near Munich in the design, development and testing of sensors. Ruf formed a new advanced technology group to design, develop, and test contactless sensor and other new products. New designs are being tested on applications at tier-one automotive parts manufacturers. In addition, Ruf is one of the few sensor suppliers that maintains its own chemists to formulate proprietary resistance inks which determine the performance of the product. This allows flexibility and quick response to customer requirements.

MANUFACTURING

         We operate from seven manufacturing facilities in the United States, Austria, Hungary, Malaysia and China. We believe that our facilities meet our present needs and that our properties are generally well-maintained and suitable for their intended uses. We believe that we generally have sufficient capacity to satisfy the demand for our products in the foreseeable future. We periodically evaluate the composition of our various manufacturing facilities in light of current and expected market conditions and demand.

         In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in Itasca and Rolling Meadows, Illinois. In addition, we ceased production at our United Kingdom, Taiwanese and German manufacturing facilities. Production from those operations was moved to China, Malaysia and Hungary. As of December 2001, the consolidation plan is essentially complete and our headcount related to operations that existed in March 2000 has been reduced by 18%.

         KE

         KE operates manufacturing facilities in Illinois, Malaysia and China. Several sub-assembly processes are automated, but transducer assembly is largely manual. Manual transducer assembly has proven to be a cost-flexible production method and KE's workforce is generally highly stable and semi-skilled. KE is also working to develop automated final assembly equipment for select products.

         The total production space available to KE is approximately 85% utilized and our transducer manufacturing facilities are ISO 9000 certified.

         Emkay

         Several of Emkay's assembly processes are automated, although the assembly operations are largely manual and performed by subcontractors in China and Taiwan. Capacity can be increased as demand increases.

         Automotive Components

         SSPI. Most of SSPI's finished products for the North American and European markets are manufactured in Niles, Illinois. Finished products for the Asian markets are manufactured in Suzhou, China. Components such as coils and stamping are primarily manufactured in Suzhou. All of SSPI's manufacturing facilities are ISO 9000 certified and the Niles facility is QS 9000 certified (the highest quality standard for automotive manufacturing facilities). The Suzhou facility plans to achieve QS 9000 certification in 2002.

         Ruf. Ruf manufactures finished products in Ajka, Hungary and an engineering center in Hoehenkirchen, Germany. The Hungarian facility was opened in July 1997 to support European automotive customers and employs more than 270 people. Sensitive sub-assembly manufacturing, such as screen printing of the resistance lacquers, is performed in climate controlled clean rooms to ensure high quality. The facilities in Hoehenkirchen and Ajka are QS 9000 certified.

SALES AND MARKETING

         KE

         KE sells directly to hearing aid manufacturers through its 33-member sales group which operates from offices in Illinois, United Kingdom and Japan. Australia is covered by an independent sales representative. Pricing of KE's products is based on a volume/price grid in which volume discounts are provided based on actual purchases. From time to time, KE reduces prices to meet competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Emkay

         Emkay sells most of its products through a 31 member direct sales force to original equipment manufacturers including Plantronics, Shure, Phillips Electronics, IBM and HTC. Emkay's sales force and independent sales representatives are located in the United States, United Kingdom, Germany, France, Austria, Japan, Taiwan, China and Australia.

         Automotive Components

         SSPI. Solenoids and electronic governors are generally sold directly to manufacturers of diesel engines and mobile industrial equipment. SSPI's sales force and independent sales representatives are located in the United States, the United Kingdom, China, Germany and Canada. SSPI also maintains independent distributors in Japan, Brazil, Canada, Korea, Australia, Thailand and several other European countries. This direct distribution system is expected to continue due to the specialized design of products for particular customers. SSPI often works in conjunction with its major customers to design and manufacture customized products.

         Ruf. Ruf's products are sold primarily in Europe to tier one automotive suppliers. Ruf's sales force and independent sales representatives are located in the United States, Germany, and Italy. Most products are custom designed for specific application requirements. Ruf has a strong project management system that helps ensure that demanding automotive development and delivery timetables are met. In addition, Ruf has developed an experienced North American sales team based in Monroe, Michigan.

CUSTOMERS

         KE

         KE is the principal supplier of transducers to all of the major hearing aid manufacturers, including GN Resound, Oticon, Phonak, Rion, Siemens, Sonic Innovations, Starkey Laboratories and Widex. In 2001, KE's top ten customers represented approximately 86% of sales with Siemens accounting for more than 10% of consolidated sales.

         Emkay

         Emkay's top customers for voice recognition products include IBM and marketers of language learning software. Generally, customers for voice command and control products include computer and communications original equipment manufacturers and computer peripheral manufacturers. Top customers for Emkay's products are NTL, Philips Electronics, Plantronics, Shure, Supportplus, Tatung and TW Electronics. In 2001, Emkay's top ten customers represented approximately 47% of sales.

         Automotive Components

         SSPI. SSPI provides engine control solenoids to every major diesel engine manufacturer. Its top customers include Bobcat, Cummins, Ford, John Deere, Kubota and Yanmar. SSPI's top ten customers comprised 60% of its worldwide sales in 2001.

         Ruf. Ruf manufactures sensors and components for many of Europe's largest tier one automotive suppliers. Ruf's products can be found in automobiles produced by Audi, BMW, Ferrari, Fiat, Ford, Honda, Jaguar, Mercedes, Nissan, Opel, Peugot Renault, Rolls Royce and Volvo. Ruf's top ten customers accounted for approximately 78% of 2001 sales.


COMPETITION

         KE

         KE has held a major share of the transducer market for over 30 years, and its worldwide market share was approximately 80% in 2001. KE's principal competitor is Microtronic, which we believe had a significant portion of the remaining market share in 2001. Microtronic generally prices their products below our pricing levels and this difference has increased due to the strength of the U.S. Dollar relative to European currencies.

         Emkay

         The voice recognition, digital television, computer telephony integration and mobile communications markets are highly competitive and in many cases highly fragmented. Many companies compete with Emkay in its targeted markets, generally on the basis of technological expertise, price, product quality, reliability and on-time delivery. These competitors include large consumer electronics, communications equipment and acoustic component product companies as well as a number of smaller specialized companies.

         Automotive Components

         SSPI. As the leading producer of key start/stop diesel engine solenoid, SSPI had worldwide market share of approximately 70% in 2001. SSPI also held a very small share of the worldwide electronic governor market in 2001. SSPI competes with a variety of U.S. and non-U.S. companies in these two markets.

         Ruf. Ruf had an estimated 17% share of the western European automotive position sensor market and a very small share of the North American market in 2001. Ruf competes with a variety of U.S. and non-U.S. companies including CTS, Bournes, Stoneridge, Novatechnik, and Pierberg.

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

         In addition to patents, we have more than 100 trademarks registrations and applications for registration in 20 countries around the world and 8 registered domain names for Internet web sites.

         Although we have no registered copyrights, we have unregistered copyrights in our original works of authorship. In addition, we have in excess of 150 unregistered trade names used to identify our products and a number of trade secret processes used to design and manufacture our products.

         Our patents and other intellectual property rights may not protect us from competition. In addition, patents by their nature are of limited duration, and several of our patents will expire during the next two years.

EMPLOYEES

         We had 2,629 employees as of December 31, 2001. Of these, approximately 57% were production employees and approximately 43% were staff. Geographically, 509 of our employees are based in North America, 1,494 employees are based in Asia and 626 employees are based in Europe. With the exception of employees in China, Germany and Austria, who are required to be unionized under local law, none of our employees are members of labor unions. We have good relationships with our employees and turnover is relatively low.

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

         -- Growing elderly population. 30% of the population over the age of 65 has historically had a hearing loss problem. The 2000 U.S. Census indicated that 35 million people were age 65 or older. The U.S. Census Bureau also projects that the population age 65 or older will be 39.7 million people in 2010, and five years later in 2015, 46 million.

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

         -- Price sensitive market segments. The average price of hearing aids in the United States was approximately $1,446 in 2001 according to a survey in The Hearing Journal, making them too expensive for a large portion of the elderly population who rely on fixed incomes. Several manufacturers have entered the low price hearing aid market to explore opportunities in this segment.

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

         These platforms are currently being reinforced with acoustically driven applications, such as voice mail, Internet telephony, text to speech conversion, voice identification, video conferencing and voice recognition. To support these applications, Emkay has developed a range of ultra noise canceling wired and wireless (based on the international Bluetooth standard) CTI headsets.


         Automotive

          - Industry officials expect half of the cars manufactured in the U.S., Japan and Western Europe to have in-vehicle communications and entertainment systems by 2005.

         Using natural voice commands the user can dial phone numbers, check e-mail, receive navigational information, change radio stations, play CD disks and run third party software applications. It is expected that every major automotive manufacturer will offer in car telematic systems by 2004 and that 6 million users will subscribe to telematic services offered by wireless carriers, car makers or internet service providers by 2006.

         Emkay has been aggressively promoting its range of acoustic components and sub-assemblies for such hostile environments to AutoPC suppliers and global automotive manufacturers and has developed single and multiple microphone assemblies (supported by noise reduction software techniques) for specific in vehicle applications.

         Multi-Media

         With the trend toward digital television provided by broadcast, cable and satellite providers, new services previously that were available only through PC access to the internet can now be accessed through television. The consumer can now access on-line banking, on-line gaming, home shopping, e-mail, chat and other integrated home entertainment without the need of a PC.

         Emkay has developed a complete infrared (IR) input transmission portfolio of game pad, keyboard, pre-programmed and voice driven remote control to simplify this on-line access. Further a unique IR-transmission system that allows bi-directional communication for 4 individual game pads and an increase of more than 40% battery life has been developed for OEM customers.

AUTOMOTIVE COMPONENTS

         Diesel Engine Solenoids

         Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by converting electrical energy into mechanical work. We believe the North American diesel engine solenoid market is about $30 million. Longer-lasting engines and alternative technologies, developed principally in response to stringent vehicle emissions regulations in the United States and Europe, are expected to constrain unit demand in both the original equipment manufacturer and the aftermarket (replacement) segments of the solenoid market. The western European diesel engine solenoid market is estimated to be $10 million. The Asian and South American markets for solenoids are expected to grow over the next 5 years due to economic growth driving the demand for diesel engines.

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

ITEM 2.
                                            PROPERTIES

                                                                                         SQUARE FEET
                                             Owned/      Lease                                   Automotive
Location                            Usage    Leased    Expiration            KE          EMKAY   Components      Total
U.S.
Elgin, IL                            Mfg.    Owned                         71,800                               71,800
Itasca, IL                         Hdqtrs.   Owned                         57,900        3,000                  60,900
Lisle, IL                            Eng.    Leased    2/28/2003                                   21,000       21,000
Niles, IL                            Mfg.    Owned                                                 70,900       70,900
Monroe, MI                          Sales    Leased    8/31/2003                                      300          300
                                                                      --------------------------------------------------
                                                                          129,700        3,000     92,200      224,900

EUROPE
Neumarkt, Austria                    Mfg.    Owned                          4,000       54,400                  58,400
Hohenkirchen, Germany      Sales and Eng.    Leased    3/31/2005                                  203,800      203,800
Ajka, Hungary                        Mfg.    Owned                                      22,900                  22,900
Ajka, Hungary                        Mfg.    Owned                                                 70,000       70,000
Burgess Hill, UK                    Sales    Leased    3/31/2021            8,000        2,500      4,500       15,000
                                                                      --------------------------------------------------
                                                                           12,000       79,800    278,300      370,100

ASIA
Pudong, China                       Sales    Leased    6/30/2002              100          100                     200
Suzhou, China (No. 20)               Mfg.    Leased     1/1/2005           21,000                               21,000
Suzhou, China (Block B)              Mfg.    Leased     1/1/2005           12,400          500                  12,900
Suzhou, China (No. 16)               Mfg.    Leased     1/1/2005                                   15,100       15,100
Tokyo, Japan                        Sales    Leased    6/30/2002              300          300                     600
Penang, Malaysia **                  Mfg.    Owned                         57,500                               57,500
Singapore                            Eng.    Leased    12/31/2002                        1,700                   1,700
Weifang, China                       Mfg.    Leased    9/30/2005                        32,900                  32,900
Taipei, Taiwan                      Sales    Owned                                      86,000                  86,000
                                                                      --------------------------------------------------
                                                                           91,300      121,500     15,100      227,900

                                                                      --------------------------------------------------
GRAND TOTAL                                                               233,000      204,300    385,600      822,900
                                                                      ==================================================

** Land lease expires 09/18/2049

ITEM 3.   LEGAL MATTERS

          The Company has no material pending or threatened litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          Not applicable.

PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                          1997(7)             1998            1999            2000           2001
                                                     ------------------------------------------------------------------------------
Statement of Operations Data
Net sales                                                   $218,150        $234,899        $229,106       $238,123        $223,721
Cost and Expenses
    Cost of Sales (8)                                        124,588         136,236         147,665        134,069         124,587
    Research and Development                                  12,232          14,419          13,891         13,380          14,684
    Selling and administrative expense                        33,267          33,075          33,421         36,342          41,470
    Recapitalization expense (1)                                   0               0          10,674              0               0
    Restructuring expense (2)                                      0               0               0         18,440             317
                                                     -------------------------------------------------------------------------------
Operating income                                             $48,063         $51,169         $23,455        $35,892         $42,663
Interest income                                                  566             278             883            959             146
Interest expense                                               (392)           (634)        (23,194)       (43,341)        (37,756)
Miscellaneous, net                                           (1,455)         (1,058)           (123)              0               0
                                                     -------------------------------------------------------------------------------
Income (loss) from continuing operations
    before income taxes                                       46,782          49,755           1,021        (6,490)           5,053
Income tax expense (benefit)                                   9,856           7,107           8,980        (1,627)           6,532
                                                     -------------------------------------------------------------------------------
Income (loss) from continuing operations                      36,926          42,648         (7,959)        (4,863)         (1,479)
Income from discontinued operations
    less applicable taxes(3)                                   6,729           6,936           2,556              0               0
                                                     -------------------------------------------------------------------------------
Net income (loss)                                            $43,655         $49,584        ($5,403)       ($4,863)        ($1,479)
                                                     ===============================================================================

C Corporation Pro Forma Data(4)- unaudited:
    C Corporation pro forma income taxes(4)                  $11,600         $18,500         $19,125       --             --
    C Corporation pro forma income (loss) from
    continuing operations adjusted for
    income taxes                                             $35,182         $31,255       ($18,104)       --             --

Other Financial Data
Depreciation and amortization                                $10,348         $11,235         $12,638        $12,406         $13,683
Capital Expenditures                                          12,129          16,326          14,500         16,151          21,276
Cash flows from operating activities                          52,395          56,078          49,274         22,835           9,448
Cash flows from investing activities                        (12,129)        (16,326)        (14,500)       (15,488)        (17,614)
Cash flows from financing activities                        (50,669)        (41,733)        (19,055)       (12,160)         (6,152)
EBITDA(5)                                                     58,411          62,404          46,767         66,738          56,663
Ratio of earnings to fixed charges(6)                           36.5X           39.1X           1.0X                           1.1X

Balance Sheet Data:
Cash and cash equivalents                                      8,872           7,060          23,798         17,076           2,446
Total assets                                                 258,513         271,175         190,334        191,757         177,882
Long term debt including current maturities                    1,300          --             350,134        348,807         339,773
Preferred stock mandatorily redeemable
in 2019                                                       --              --             194,250        213,675         235,042
Total common stockholders' equity (deficit)                  212,474         223,230        (410,498)      (444,617)       (467,890)

                                                        See accompanying notes.

(1) The "Recapitalization expenses" consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

(2) The "Restructuring expenses" are related to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through December 2001, these actions reduced our global workforce by about 18%.

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

(5) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, miscellaneous income/expense, and for the twelve months ended December 31, 2001 and 2000, expenses relating to our restructuring announced in March 2000, and for the twelve months ended December 31, 1999, our recapitalization expenses. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

(6) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes and fixed charges) by fixed charges (interest expense plus one-third of rental expense (the portion deemed representative of the interest factor)). Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 2000 by approximately $6.5 million.

(7) Effective for the calendar year 1997 reporting period, we changed our fiscal year from one ending on June 30 to one ending on December 31.

(8) During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method. Prior year results have been restated to reflect the retroactive application of this tax accounting change; 2000 and 1999 results were decreased by $1,011 and $1,674, respectively. 1998 and 1997 results were increased by $1,402 and $478, respectively.

ITEM 7.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report on Form 10-K.

OVERVIEW

          We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products that have higher growth potential. Since we were founded in 1946, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducer and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing in the United States and other countries. We have numerous international operations with our largest facilities in the United States, China, Malaysia, Germany and Austria. Our 2001 revenue, operating income and EBITDA, as reported, were $223.7 million, $42.7 million and $56.3 million, respectively. Our 2001 operating income and EBITDA, adjusted for our restructuring charges of $0.3 million, were $43.0 million and $56.7 million, respectively.

          The company borrowed $200 million under a bank credit agreement plus $153.2 million under a senior subordinated note agreement associated with its recapitalization June 30, 1999. The company is required to maintain certain ratios of EBITDA in order to be in compliance with its bank credit agreement covenants and to access its revolving credit facility. The company was in compliance with its leverage and interest coverage ratios and its other covenant requirements as of December 31, 2001. However, the company is required to meet more stringent leverage ratios and interest coverage ratios each quarter of 2002.

          As a result of a $4.0 million unanticipated reduction in inventory that was identified as part of the 2001 year end close we had less working capital at December 31, 2001 than we had forecasted. First quarter 2002 sales and resulting EBITDA also were considerably less than projected at the time of the December 2001 amendment to the bank credit agreement, resulting in $6.0 million less in cash collections and higher payable disbursements than expected. Therefore, we were not in compliance with our required leverage ratio and our required interest coverage under the bank credit agreement as of March 31, 2002. As a result, we did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002 on that date. We subsequently obtained an Amendment and Waiver dated May 10, 2002 to our Credit Agreement and on May 14, 2002 made the interest payment on our senior subordinated notes that was scheduled for April 15, 2002. The Amendment and Waiver waived our non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for the periods after March 31, 2002 through the first quarter of 2003. This Amendment and Waiver also limits capital expenditures for the year 2002 to $15 million, prevents us from making any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that we can apply to buying new assets and requires the company to receive additional funding of at least $10 million by September 3, 2002 which must be used to pay down the outstanding balance on the revolving credit facility to $8.25 million. In connection with the Amendment and Waiver, the company and Doughty Hanson entered into an Investor Funding Agreement that requires Doughty Hanson to invest or purchase participating bank loans in an amount up to $10 million if the company is unable to meet the September 3, 2002 funding requirement by other means. In connection with the Amendment and Waiver, the company paid an up front fee of about $475,000 and the interest rate spreads were increased 50 basis points. We expect to be able to comply with the required covenants through March 31, 2003. However we can provide no assurance that we will meet the revised covenants through March 31, 2003 or the more stringent covenants thereafter. The inability to meet the required covenants could have a material adverse effect on the company's financial condition, results of operations and liquidity.

BUSINESS SEGMENTS

          The company is organized into three business segments. They are as follows:

          - KE-HEARING AID COMPONENTS. KE, our most significant business unit, designs, manufactures and markets subminiature acoustic transducers and other components for hearing aids. The transducer is the name given to both the microphone and receiver in a hearing aid. KE is the world's largest manufacturer of hearing aid transducers.

          - EMKAY -ACOUSTICS AND INFRARED TECHNOLOGY. Emkay began business in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential including mobile phones, PDA type devices accessing the web, computer telephony integration, and automotive communications and entertainment systems.

          - AUTOMOTIVE COMPONENTS(ACG). Our Automotive Components business unit is comprised of two businesses, Synchro-Start Products, Inc. ("SSPI"), which produces diesel engine solenoids and electronic governors, and Ruf Electronics GmbH ("Ruf"), a leading producer of automotive position sensors. We are continuing to explore opportunities to divest the Ruf position sensor business, which accounts for approximately 35% of the sales and a negligible portion of the EBITDA of this segment. We currently do not know when the business will be sold, nor for how much.

          The following table sets forth our net sales growth from each segment the last three years.

                                  1999 VS 1998            2000 VS 1999              2001 VS 2000
                                  ------------            ------------              ------------
KE                                     0.9%                     4.0%                     -1.4%
Emkay                                  2.3%                    10.1%                     -4.6%
Automotive Components                -11.2%                     0.4%                    -17.6%
    Total                             -2.5%                     3.9%                     -6.0%

          The following table sets forth the approximate percentage of our net sales from each segment.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
SEGMENT                                                                      1999              2000             2001
-------                                                                      ----              ----             ----
KE  ..................................................................          59.1%            59.2%            62.1%
Emkay.................................................................          14.1%            14.9%            15.2%
Automotive Components.................................................          26.8%            25.9%            22.7%
                                                                            --------         --------         --------
    Total.............................................................         100.0%           100.0%           100.0%
                                                                            ========         ========         ========

          The following table sets forth the percentage of our operating income from each segment. The percentages for the year ended December 31, 1999 exclude one-time recapitalization expenses of $10.7 million and special charges of $8.9 million, for the year ended December 31, 2000 exclude one-time restructuring charges of $18.4 million and for the year ended December 31, 2001 exclude one-time restructuring charges of $0.3 million. (All periods exclude unallocated corporate expenses.)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
SEGMENT                                                                      1999              2000             2001
-------                                                                      ----              ----             ----
KE  ..................................................................         115.4%            91.1%           101.9%
Emkay.................................................................           4.3%             6.9%             1.4%
Automotive Components.................................................          -5.1%            12.8%            15.3%
Unallocated amount - Corporate overhead...............................         -14.6%           -10.8%           -17.6%
                                                                            --------         --------         --------
    Total.............................................................         100.0%           100.0%           100.0%
                                                                            ========         ========         ========

          Net sales. We recognize net sales when title to the products transfers to the customer, which typically is upon the shipment of products to the customers.

          Growth in net sales for KE has generally been driven by demographics, technological advances and improved hearing aids. There has been growing price competition in KE's market over the last several years. KE believes that demand for improved transducers and an expanding market for hearing aids will more than offset this decline in existing transducer prices.

          Net sales for Emkay have been driven by the emergence of new markets for acoustic and infrared technologies and our penetration of those markets. The market for Emkay's products has been growing substantially, due to technological advances in and increased penetration of mobile phones, PDA type devices that access the web, and computer telephony integration products. Emkay also is in voice recognition headsets. We believe that sales of complex voice recognition products will not increase substantially until voice recognition software provides better performance. We also believe that sales of voice recognition products have stagnated as a result of consumer dissatisfaction with product performance. Additionally, there has been price competition in these markets.

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

          Automotive Components' net sales of sensors have recently decreased for two reasons. First, currency changes between the German Deutschemark and the U.S. dollar caused a reduction of approximately $4.0 million in position sensor sales in 2000 compared to 1999. There was no significant currency effect in the comparison of 2001 to 2000. Second, the current diesel fuel injection pump of our largest position sensor customer is being replaced by a new technology on some diesel engines, due in part to environmental regulations in Europe and North America. Consequently, this customer reduced orders of this sensor for use on both larger and smaller diesel engines by approximately $2.8 million from 1999 to 2000 and $1.9 million from 2000 to 2001. We are seeking to address these declines in sales by developing new products and establishing new customer relationships. There is substantial price competition in the Automotive Components' market. Original equipment manufacturers generally require scheduled price decreases.

          Cost of sales. Our cost of sales consists mainly of materials, direct and indirect labor costs and other overhead. Other overhead includes depreciation, equipment and tooling maintenance, shipping and manufacturing supplies. Indirect labor payroll expense and production overhead expense make up the largest component of cost of sales. Materials makes up the next largest and direct labor payroll expense is the smallest component of cost of sales. Depreciation is included as an expense in the line item that corresponds to the asset being depreciated (i.e., manufacturing facilities are depreciated in cost of sales, headquarter facilities are depreciated in general and administrative expense). About 52% of our depreciation expense in 2001 and 66% in 2000 is reflected in cost of sales.

          Most of our direct labor is performed by a semi-skilled workforce. Therefore, we have emphasized moving manufacturing to lower wage locations, including China, Malaysia and Hungary. We have recently expanded our facilities in China and Hungary. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. We have outsourced some manufacturing activities previously performed at our Itasca, Illinois facility and we have outsourced all our manufacturing activities of our Rolling Meadows, Illinois facility. In addition, we have ceased production at our manufacturing facilities in the United Kingdom, Taiwan and Germany. Production from those operations has been moved to China, Malaysia and Hungary. We have reduced our workforce by 18% and we expect to reduce it by another 16% with the sale of Ruf.

          KE's material costs primarily relate to unprocessed materials or commodities, including steel, copper wire, and magnet bar stock. KE purchases certain integrated circuits, magnets and diaphram assemblies customized specifically for its products from outside suppliers some of which are single sourced. Emkay's materials costs generally relate to similar unprocessed materials or commodities. Emkay has subcontracted some of its final assembly to third parties. These costs are included in materials costs. Automotive Components also purchases similar unprocessed materials and commodities.

          Research and development. Research and development costs consist mainly of personnel cost, facilities and contract costs. The principal purpose of our research and development efforts is to strengthen the product lines of our segments and to provide new products for growth markets.

          Sales and marketing expense. Our sales and marketing expenses consist of personnel costs, advertising, market research and occupancy expenses. Our selling expenses have not been a significant portion of our period expenses, but are increasing due to Emkay, which is building a sales and product management infrastructure to support future growth. We sell most of our products to original equipment manufacturers and distributors, through internal sales forces and outside sales agents.

          General and administrative expense. Our general and administrative expenses consist of personnel costs, legal, accounting and other professional costs, management information systems and rent. These expenses will increase noticeably as we explore new business opportunities and invest in new systems capabilities.

          We have replaced certain management information systems, requiring expenditures of approximately $10 million from 2000 through 2002. Approximately $8 million was spent in 2001, of which $6.6 million have been capitalized.

          Other income (expense). Other income (expense) consists of interest income, interest expense and miscellaneous expenses. Due to our recapitalization, net interest expense was $22.3 million in 1999, $43.3 million in 2000, and $37.8 million in 2001.

          Income taxes. For the first half of 1999 (prior to our recapitalization), Knowles was an S corporation and was generally not subject to federal income taxes. Income taxes paid during that time period relate to Knowles' non-U.S. subsidiaries that did not have the benefit of S corporation treatment and state and local taxes applicable to Knowles and its subsidiaries.

Effective June 30, 1999, Knowles became a C corporation and subsequently, has been subject to federal income taxes. Income taxes were a small net benefit in 2000 due to our ability to use a net loss carry forward from 1999. Income taxes were 129% of pretax income in 2001 due to not being able to offset the profitable foreign operations with the U.S. loss arising from the interest expense. However, income taxes are expected to be closer to 60% of pretax income in 2002.

          Income from discontinued operations. Knowles discontinued its equipment financing business and distributed it on June 29, 1999, the day prior to the recapitalization, to its preexisting stockholders. Net sales and costs and expenses directly attributable to these operations are not included in recurring operations on our income statements in the periods presented.

          Foreign exchange exposure. Our revenues are primarily denominated in the U.S. dollar and the German Deutschemark (which was tied to the Euro through 2001 and replaced by the Euro in 2002). Our expenses are principally denominated in those currencies, but are also denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan. We do not hedge this exposure, since we generally incur significant costs in the same currencies in which we have sales. As we move more production out of Europe to Asia, we could become more exposed to relative changes in value among the euro, the U.S. dollar and major Asian currencies.

SPECIAL CHARGES IN 1999

         During the second quarter of 1999, we recognized non-recurring expenses related to our recapitalization of $10.7 million. These recapitalization expenses consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees. In addition, during the second and fourth quarters of 1999, we recognized special charges of $8.9 million to increase our reserves for slow moving and obsolete inventory and our product warranty claims. The increase in slow moving and obsolete inventories was due to the introduction of new products in 1998 that did not sell in 1999, management's new emphasis on managing inventory levels, which is intended to reduce the amount of inventory on hand by more quickly disposing of slow moving and obsolete inventory. Previously, we were more reluctant to write off slow moving or obsolete inventory as our approach was to try to utilize the inventory if at all possible. Our current approach is to not carry slow moving or obsolete inventory for such lengthy periods but instead to dispose of this inventory to reduce the carrying costs and free up warehouse capacity. The increase in warranty reserves was due to extended warranty periods. Also, during the third quarter of 1999, we recognized a non-recurring expense of $3.9 million related to the amortization of deferred financing charges associated with our subordinated bridge notes.

ACCOUNTING METHOD AND RECLASSIFICATION CHANGES MADE IN 2001

         As of October 1, 2001, the company elected to change its inventory costing method for domestic inventories from last in, first out (LIFO) to first in, first out (FIFO). We made the change because we believe that FIFO reflects current economics more accurately in a deflationary environment and is the prevalent industry practice. The manufacturing restructuring program implemented in the second half of 2000 and completed in 2001 has reduced the direct labor content of the product significantly and raw materials and components were stable in price. We also have made significant changes in where various components and subassemblies are being manufactured and therefore, we believe the FIFO method results in a better measurement of operating results. There is no effect on the 2001 results as reported. However, the 2000 gross margin, operating income, and EBITDA were lowered by $1.6 million, specifically for the KE Division by $1.2 million and for the ACG division by $0.4 million. The 2000 net income was lowered $1.0 million. The 1999 gross margin, operating income, net income and EBITDA were lowered by $1.7 million, specifically for the KE division.

         We also reclassified general and administrative expense at our Chinese and Malyasian facilities from general and administrative expense to cost of sales, since these facilities have no research and development, no sales and marketing, and no longer have any direct shipping responsibilities. The changes are reflected in 2001. Accordingly in 2000 $3.1 million and in 1999 $0.6 million was reclassified from general and administrative expense to cost of sales to conform to the current year presentation. The change primarily effected the KE division. We also reclassified our Information Technology department expense from the KE division to the Corporate division. In the past the IT department served both a corporate function and as the primary North American KE division IT operation. However, with the change to a single worldwide IT operating system for all locations we decided that IT was more truly a corporate function. This change has been reflected in 2001. Accordingly in 2000 $2.5 million and in 1999 $2.3 million was reclassified from the KE division to the corporate division.
We also changed our identification of research and development expenses from a project basis to a functional department basis. The change is reflected in 2001. Accordingly, in 2000 $3.1 million and in 1999 $3.0 million was reclassified from cost of sales to research and development.

CONSOLIDATED RESULTS OF OPERATIONS

          The table below shows the principal line items from our historical consolidated income statements, as a percentage of our net sales, for each of the periods discussed below.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                                1999             2000             2001
                                                                                ----             ----             ----
Net sales.............................................................         100.0%           100.0%           100.0%
Cost of sales.........................................................          64.4%            56.3%            55.7%
Research and development..............................................           6.1%             5.6%             6.6%
Sales and marketing expense...........................................           5.4%             5.3%             6.6%
General and administrative expense....................................           9.2%            10.0%            11.9%
Recapitalization expense..............................................           4.7%             0.0%             0.0%
Restructuring expense.................................................           0.0%             7.7%             0.1%
                                                                            --------         --------         --------
Operating income......................................................          10.2%            15.1%            19.1%
EBITDA................................................................          15.8%            20.3%            25.2%

          Operating income and EBITDA, as a percentage of net sales, as reported, were 19.1% and 25.2%, respectively, for the year ended December 31, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges of $317, were 19.2% and 25.3%, respectively, for the year ended December 31, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 15.1% and 20.3%, respectively, for the year ended December 31, 2000. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges of $18,440, were 22.8% and 28.0%, respectively, for the year ended December 31, 2000. Operating income and EBITDA, as a percentage of net sales, as reported, were 10.2% and 15.8%, respectively, for the year ended December 31, 1999. Operating income and EBITDA, as a percentage of net sales, excluding the recapitalization expenses of $10.7 million and special charges of $8.9 million, were 18.8% and 24.4%, respectively, for the year ended December 31, 1999.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

          The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                             NET SALES                     PERCENT OF TOTAL SALES
                                                            YEAR ENDED                           YEAR ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
SEGMENT                                               2000             2001              2000                2001
-------                                               ----             ----              ----                ----
                                                                 (in millions, except percentages)
KE    ......................................        $    140.8     $      138.9             59.2%                 62.1%
Emkay ......................................              35.6             33.9             14.9%                 15.2%
Automotive Components.......................              61.7             50.9             25.9%                 22.7%
                                                    ----------     ------------      -----------          ------------
      Total.................................        $    238.1     $      223.7            100.0%                100.0%
                                                    ==========     ============      ===========          ============

          Overall, consolidated net sales decreased 6% in 2001 compared to 2000. KE's net sales decreased 1% in 2001 compared to 2000. The major cause was a significant inventory reduction by our largest customer in the first half of the year. As a result, first half KE sales were much weaker, while second half KE sales were closer to the typical level. Emkay's net sales decreased 5% in 2001 compared to the same period last year primarily due to decreased sales of voice recognition headsets. Automotive Components' net sales declined 18% primarily due to very weak construction and agriculture equipment related sales, lower service parts orders and lower sales at three large customers.

          The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                           COST OF SALES                   PERCENT OF SEGMENT SALES
                                                            YEAR ENDED                           YEAR ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
SEGMENT                                               2000             2001                 2000             2001
-------                                               ----             ----                 ----             ----
                                                                  (IN MILLIONS, EXCEPT PERCENTAGES)
KE    ......................................        $     70.5     $       70.3             50.1%            50.6%
Emkay ......................................              20.6             21.5             57.7%            63.4%
Automotive Components.......................              43.0             32.8             69.6%            64.5%
                                                    ----------     ------------
      Total.................................        $    134.1     $      124.6             56.3%            55.7%
                                                    ==========     ============

          Consolidated cost of sales decreased by 0.6 percentage points as a percent of sales in 2001 compared to the prior year. However, there are noticeable differences by division. KE's cost of sales increased by 0.5 percentage points. This occurred because of quality costs associated with an outsourced part, coupled with significant underabsorption (lower production levels did not fully absorb overhead costs), and certain manufacturing inefficiencies. Emkay's cost of sales increased by 5.7 percentage points due to surplus obsolete expense and an unfavorable mix of lower margin infrared product sales versus higher margin components and finished goods sales. The Automotive Components Group division cost of sales declined by 5.1 percentage points due to the SSPI manufacturing restructuring program and a favorable mix of higher margin SSPI sales versus lower margin Ruf sales.

          The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                                                   PERCENT OF
                                                         OPERATING INCOME                        SEGMENT SALES
                                                            YEAR ENDED                             YEAR ENDED
                                                           DECEMBER 31,                           DECEMBER 31,
SEGMENT                                               2000             2001              2000                2001
-------                                               ----             ----              ----                ----
                                                                  (IN MILLIONS, EXCEPT PERCENTAGES)
KE    ......................................        $     54.1     $     52.2           38.4%                37.6%
Emkay ......................................               3.1           (2.5)           8.7%                -7.4%
Automotive Components.......................               5.4            6.0            8.8%                11.8%
Restructuring expenses......................             (18.4)          (0.3)
Unallocated amount - corporate overhead.....              (8.3)         (12.7)
                                                    ----------     ----------
      Total.................................        $     35.9     $     42.7           15.1%                19.1%
                                                    ==========     ==========

          Excluding restructuring expenses, operating income declined by $11.3 million. The sales volume decrease accounts for $6.3 million of the operating income decline partially offset by the gross margin improvement of $1.4 million for a net operating income decline at the gross margin level of $4.9 million. The remaining $6.4 million of the operating income decline is due to higher period expense which includes research and development, sales and marketing and general and administrative. The increases in period expense were due to Emkay, which increased almost $3 million, and to Corporate, which increased $4.4 million, partially offset by ACG, which had over a $1 million decline in period expense. The Emkay increase was due primarily to higher research and development expense for the silicon microphone and far field product lines and increased sales and marketing expense for product management. The Corporate expense increase primarily was for the new ERP system.

Corporate expense also increased for professional fees, some of which were associated with our attempts to sell Ruf.

         We announced a major restructuring in March 2000, resulting in a charge in 2000 of $18.4 million. We consolidated our worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing the components or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring expenses were essentially composed of severance payments to terminated employees or outplacement expenses.

          We expect that the savings from the restructuring will eventually reach approximately $15 million annually. These benefits also will be reduced by the amount of cost increases that are paid to remaining employees. In addition, during the next several months, we will continue to pursue the disposition of the Ruf position sensor business.

          We reported operating income of $42.7 million in 2001 compared to operating income of $35.9 million in 2000, which included significant restructuring expenses. After adjusting out the restructuring expenses for both years, we had adjusted operating income of $43.0 million in 2001 compared to $54.3 million in 2000. On an adjusted basis our operating income declined $11.3 million or 21% this year compared to last year.

          In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was $37.8 million this year compared to $43.3 million last year, with the decrease primarily due to lower interest rates in 2001 compared to 2000.

          Income tax expense was $6.5 million this year compared to a benefit of $1.6 million last year. The high effective tax rate in 2001 was caused by foreign taxes not being offset by the benefit of the U.S. federal taxable loss this year, while during the second half of 2000 the U.S. federal taxable income was high enough to allow us to use the tax loss carryforward from the second half of 1999.

          As a result of the interest expense and taxes (and the restructuring charge in 2000), we reported a net loss of $1.5 million this year compared to a net loss of $4.9 million last year.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                             NET SALES                     PERCENT OF TOTAL SALES
                                                            YEAR ENDED                           YEAR ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
SEGMENT                                               1999             2000              1999                2000
-------                                               ----             ----              ----                ----
                                                                 (in millions, except percentages)
KE    ......................................        $    135.4     $      140.8             59.1%                 59.2%
Emkay ......................................              32.3             35.6             14.1%                 14.9%
Automotive Components.......................              61.4             61.7             26.8%                 25.9%
                                                    ----------     ------------      -----------          ------------
      Total.................................        $    229.1     $      238.1            100.0%                100.0%
                                                    ==========     ============      ===========          ============

          Overall, consolidated net sales increased 4% in 2000 compared to 1999. KE's net sales increased 4% in 2000 compared to 1999. This is just slightly lower than the expected rate of growth for KE. The first half of 2000 was much stronger than the second half. The first quarter was significantly stronger than the normal run rate, the second and third quarters were fairly typical, and the fourth quarter was much weaker than normal. The fourth quarter weakness was heavily weighted toward the end of the quarter, when a few of KE's customers began a significant inventory reduction program. Within KE, Deltek product sales increased more than the division average, but on a much smaller sales base. Transducer unit volume increased more than 10% in 2000, but slightly more than half the unit volume increase was offset by reduced pricing. Emkay's net sales increased 10% in 2000 compared to 1999. Within Emkay, finished goods product sales accounted for most of the increase, component product sales grew at the division average and infrared product sales were only slightly better than 1999. Infrared product sales were only slightly better on a reported basis in 2000 compared to 1999 due to unfavorable U.S. dollar to German Deutschemark exchange rate changes year over year, but they increased 18% on a constant currency basis. Automotive Components' net sales were flat in 2000 compared to 1999. SSPI diesel solenoid net sales increased 17%, primarily due to large replacement parts orders from their largest customer. Ruf net sales decreased 17% on a reported basis, primarily due to unfavorable U.S. dollar to German Deutschemark exchange rate changes. However, Ruf's net sales declined only 4% on a constant currency basis and that decline was due to lower sales of a specific diesel throttle position sensor for their largest customer.

          The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                          COST OF SALES                     PERCENT OF SEGMENT SALES
                                                            YEAR ENDED                             YEAR ENDED
                                                           DECEMBER 31,                           DECEMBER 31,
SEGMENT                                               1999             2000                 1999                2000
-------                                               ----             ----                 ----                ----
                                                                    (IN MILLIONS, EXCEPT PERCENTAGES)
KE    ......................................        $     80.3     $       70.5             59.3%               50.1%
Emkay ......................................              20.9             20.6             64.7%               57.7%
Automotive Components.......................              46.5             43.0             75.7%               69.6%
                                                    ----------     ------------
      Total.................................        $    147.7     $      134.1             64.5%               56.3%
                                                    ==========     ============

          Consolidated cost of sales decreased by 8.2 percentage points as a percent of sales in 2000 compared to 1999. However, 3.9 percentage points was due to special charges in 1999, which were not repeated in 2000. This means that the gross margin performance improvement was approximately 4.3 percentage points or $9 million. We believe that about half of the savings was due to cost savings initiated in 1999 and the other half was due to the restructuring announced and initiated in March 2000. KE's cost of sales declined by 9.2 percentage points, 6.1 percentage points due to the 1999 special charges and
3.1 percentage points due to cost savings associated with the 1999 and 2000 product transfers. Emkay's cost of sales declined by 7.0 percentage points,
1.7 percentage points due to the 1999 special charges and 4.7 percentage points due to the June 30, 1999 increase in surplus and obsolete inventory leaving a 2.6 percentage point gross margin performance improvement for 2000. The Automotive Components group cost of sales declined by 6.1 percentage points, 2.3 percentage points due to the special charges and 3.8 percentage points due to gross margin improvement. About half of the gross margin improvement was due to lower Ruf costs resulting from the change in the exchange rate of the German Deutschemark to the U.S. Dollar and the other half of the improvement was due to cost savings of the SSPI operations product transfers.


          The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.


                                                                                                 PERCENT OF
                                                         OPERATING INCOME                      SEGMENT SALES
                                                            YEAR ENDED                           YEAR ENDED
                                                           DECEMBER 31,                         DECEMBER 31,
SEGMENT                                               1999             2000              1999                2000
-------                                               ----             ----              ----                ----
                                                                  (IN MILLIONS, EXCEPT PERCENTAGES)

KE    ......................................        $     39.4     $     54.1           39.1%               38.4%
Emkay ......................................               1.4            3.1            4.5%                8.7%
Automotive Components.......................              (1.6)           5.4            2.8%                8.8%
Recapitalization expenses...................             (10.7)          --
Restructuring expenses......................              --            (18.4)
Unallocated amount - corporate overhead.....              (5.0)          (8.3)
                                                    ----------     ----------
      Total.................................        $     23.5     $     35.9           10.2%               15.1%
                                                    ==========     ==========

          Almost all of the increase in operating income was due to the improvement in the gross margin. Research and development expenses and selling and marketing expenses combined declined 0.3 percentage points as a percent of sales in 2000 compared to 1999, while general and administrative expenses stayed constant as a percent of sales. KE division period expenses were down
1.1 percentage points due to much lower general and administrative expenses. Emkay period expenses went up 2.7 percentage points, all due to research and development expenses. Automotive Components expenses were down 5.6 percentage points, primarily due to significantly lower research and development expenses and general and administrative expenses. The corporate expense increased 1.3 percentage points due to the beginning of the Oracle ERP system implementation program and to higher legal and professional services expenses.

          During the second quarter of 1999, we recognized non-recurring expenses related to our recapitalization of $10.7 million. These recapitalization expenses consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

          We announced a major restructuring in March 2000, resulting in a charge in 2000 of $18.4 million. We are consolidating our worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing the components or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring expenses were essentially composed of severance payments to terminated employees or outplacement expenses.

          The five facilities where production was eliminated with the number of positions being eliminated and the final production dates are as follows: (1) Burgess Hill, UK; 133 positions, June, 2000, (2) Itasca, IL, USA; 262 positions, September, 2000, (3) Taipai, Taiwan; 220 positions; March, 2001, (4) Rolling Meadows, IL, USA; 16 positions; May, 2001, and (5) Hoenkirchen, Germany; 180 positions; September, 2001. Through December 2001, these actions reduced our global workforce by 18%.

          We expect that the savings from the restructuring will be approximately $15 million annually. Although some benefits began to accrue in 2000 and increased significantly in 2001, the full impact of the benefits will not occur until 2002. These benefits also will be reduced by the amount of cost increases that are paid to remaining employees. In addition, we continue to explore opportunities to divest of the Ruf position sensor business.

          As a result of the restructuring charge in 2000 and the recapitalization and special charges in 1999, we reported operating income of $35.9 million in 2000 compared to operating income of $23.5 million in 1999. After adjusting out the restructuring charge in 2000 and the recapitalization and special charges in 1999, we had adjusted operating income of $54.3 million in 2000 compared to $ 43.0 million in 1999. On an adjusted basis our operating income increased $11.3 million or 26% in 2000 compared to 1999.

          In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was $43.3 million in 2000 compared to $23.2 million in 1999 (which had only a half year of the higher interest related to the recapitalization transaction).

          Income tax expense was a benefit of $1.6 million in 2000 compared to an expense of $9.0 million in 1999. The difference is due to our ability to use the tax loss carryforward from the second half of 1999, and to Knowles being an S Corporation for federal income tax purposes the first half of 1999 and the Company not realizing the benefit of the tax loss the second half of 1999 when it just became a new C corporation.

          As a result of the interest expense and taxes (and the restructuring charge in 2000 and the recapitalization and special charges in 1999), we reported a net loss of $4.9 million in 2000 compared to a net loss of $5.4 million in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these needs, and we will also need to fund repayments of principal under our term loans ($9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $35 to $40 million each year.

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

          The company borrowed $200 million under a bank credit agreement plus $153.2 million under a senior subordinated note agreement associated with its recapitalization June 30, 1999. The company is required to maintain certain ratios of EBITDA in order to be in compliance with its bank credit agreement covenants and to access its revolving credit facility. The two primary ratios the company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

        As a result of a $4.0 million unanticipated reduction in inventory that was identified as part of the 2001 year end close we had less working capital at December 31, 2001 than we had forecasted. First quarter 2002 sales and resulting EBITDA also were considerably less than projected at the time of the December 2001 amendment to the bank credit agreement, resulting in $6.0 million less in cash collections and higher payable disbursements than expected. Therefore, we were not in compliance with our required leverage ratio and our required interest coverage under the bank credit agreement as of March 31, 2002. As a result, we did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002 on that date. We subsequently obtained an Amendment and Waiver dated as of May 10, 2002 to our Credit Agreement and on May 14, 2002 made the interest payment on our senior subordinated notes that was scheduled for April 15, 2002. The Amendment and Waiver waived our non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for the periods after March 31, 2002 through the first quarter of 2003. This Amendment and Waiver also limits capital expenditures for the year 2002 to $15 million, prevents us from making any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that we can apply to buying new assets and requires the company to receive additional funding of at least $10 million by September 3, 2002 which must be used to pay down the outstanding balance on the revolving credit facility to $8.25 million. In connection with the Amendment and Waiver, the company and Doughty Hanson entered into an Investor Funding Agreement that requires Doughty Hanson to invest or purchase participating bank loans in an amount up to $10 million if the company is unable to meet the September 3, 2002 funding requirement by other means. In connection with the Amendment and Waiver, the company paid an up front fee of about $475,000 and the interest rate spreads were increased 50 basis points. We expect to be able to comply with the required covenants through March 31, 2003. However we can provide no assurance that we will meet the revised covenants through March 31, 2003 or the more stringent covenants thereafter. The inability to meet the required covenants could have a material adverse effect on the company's financial condition, results of operations and liquidity.

          The required ratios as amended and the actual ratios for year end 1999, 2000 and 2001 are as follows:

                           Leverage Ratio             Interest Coverage Ratio
                           --------------             -----------------------
                       Required         Actual        Required          Actual
December 31, 1999        6.00            5.84           1.50             1.58
December 31, 2000        5.75            4.92           1.60             1.72
December 31, 2001        6.20            6.09           1.55             1.60


          The company was in compliance with these two ratios and its other covenant requirements as of the end of all three years. The company is required to maintain the following amended leverage ratios and interest coverage ratios for 2002 as follows:

                              Leverage Ratio          Interest Coverage Ratio
                              --------------          -----------------------
                                Required                   Required
    March 31, 2002                Waived                     Waived
     June 30, 2002                6.75                       1.45
September 30, 2002                6.65                       1.45
 December 31, 2002                6.45                       1.45

        Net cash provided by operating activities was $9.4 million in 2001 compared to $22.8 million in 2000. The net loss of $1.5 million in 2001 compared to a net loss of $4.9 million in 2000. Most of the reduction in cash flow from operations came from the fact that net income after adjustments for non-cash charges was $7.2 million less in 2001 than 2000. Working capital was a net use of cash of $7.6 million in 2001 compared to $1.4 million in 2000. In both years, restructuring expense was the primary working capital use of cash. In 2001, accrued compensation and benefits and other accrued liabilities were a use of cash while in 2000 they were a source of cash due to higher accrued expense in 2000 and lower accrued expense in 2001.

          Net cash used in investing activities was $17.6 million in 2001 compared to $15.5 million in 2000. Investing activities for both years is primarily net purchases of property, plant and equipment. In 2001, gross purchases of fixed assets were $21.3 million, partially offset by the sale of the United Kingdom plant for $3.7 million. The primary capital expenditures in 2001 were for new product tooling and production equipment and automation, but IT hardware and software and capitalization of Oracle consulting assistance to support the new ERP system was $6.6 million in 2001 compared to $1.3 million in 2000.

          Net cash used in financing activities was $6.2 million in 2001 as compared to $12.2 million in 2000. Net debt payments of $5.3 million were the primary financing activities for 2001, while the purchase price adjustment paid to the prior owners of Knowles of $8.3 million was the primary financing activities for 2000.

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

          The net of the cash flow provided by operations and used in investing and financing activities resulted in a reduction of cash of $14.6 million in 2001 compared to a reduction in cash of $6.7 million in 2000.

          Net cash provided by operating activities was $22.8 million in 2000 compared to $49.3 million in 1999. These amounts in 1999 include $30.0 million of net cash provided by discontinued operating activities in the first half of that year. Net cash provided by continuing operations was $22.8 million in 2000 compared to $19.2 million in 1999. Income from continuing operations was a loss of $4.9 million in 2000 compared to a loss from continuing operations of $8.0 million in 1999. Although accounts receivable decreased by $1.0 million and accounts payable increased by $4.0 million contributing to the availability of cash, working capital use of cash exceeded availability due to $2.9 million of increased inventory and $7.8 million of restructuring costs.

          Net cash used in investing activities was $15.5 million in 2000 compared to $14.5 million in 1999. Investing activities for both years is primarily net purchases of property, plant and equipment.

          Net cash used in financing activities was $12.2 million in 2000 as compared to $19.1 million in 1999. The issuance of preferred and common stock of $190.6 million and the debt proceeds of $350.1 million funded the purchase of common stock and the related recapitalization costs in the second quarter of 1999. These were partially offset by costs associated with the equity and debt financing of $26.6 million. Dividends paid were $24.8 million in 1999.

          The net of the cash flow provided by operations and used in investing and financing activities resulted in a reduction of cash of $6.7 million in 2000 compared to an increase in cash of $16.7 million in 1999.

         We expect capital expenditures of $13 to $15 million in 2002. Our two largest capital expenditures during 2001 were the new ERP system hardware, software and capitalized Oracle consulting activities and an automation project. We expect our major capital expenditures in 2002 will be to support new product introductions for Emkay and for new production equipment for KE. The amount and timing of actual capital expenditures may be different than our current expectations.

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

                               SOURCES AND USES
                                (IN MILLIONS)

                                SOURCES OF FUNDS                                   AMOUNT
                                ----------------                                   ------
Revolving facility(1).......................................................   $          --
Term Loan A.................................................................            50.0
Term Loan B.................................................................           150.0
Senior Subordinated Notes...................................................           150.0
Redeemable preferred stock due 2019:
    Purchased by Doughty Hanson.............................................           164.4
    Issued in exchange for common stock of preexisting stockholders.........            20.6
Common stock:
    Purchased by Doughty Hanson.............................................            24.0
Issued in exchange for common stock of preexisting stockholders.............             3.0
Purchased by senior officers................................................             2.2
                                                                               -------------
Total sources...............................................................   $       564.2
                                                                               =============

                        USES OF FUNDS                                              AMOUNT
                        -------------                                              ------
Cash purchase of common stock(3)............................................   $       505.5
Acquisition of common stock of pre-existing stockholders in exchange
    for new common and preferred stock......................................            23.6
Post - closing adjustment paid to preexisting stockholders(2)...............             8.3
Fees and expenses...........................................................            26.6
Cash retained by Knowles....................................................             0.2
                                                                               -------------
Total uses..................................................................   $       564.2
                                                                               =============

(1) Total availability under the revolving facility is $18.25 million, subject to certain conditions.

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

THE CREDIT AGREEMENT

         We entered into the Credit Agreement, dated as of June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, and May 10, 2002 with the Lenders named therein, JP Morgan Chase Bank (as successor to The Chase Manhattan Bank), as Administrative Agent and Swingline Lender, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Chase Securities Inc., as Lead Arranger and Book Manager. The Credit Agreement, as amended, consists of (i) a $50 million seven-year term loan facility ("Term Loan A"), (ii) a $150 million eight-year term loan facility ("Term Loan B") and (iii) an $18.25 million (as amended December 12, 2001 and May 10, 2002) seven-year revolving credit facility (the "Revolving Facility"), subject to certain conditions. Under the terms of the Credit Agreement, and in order to provide financing for the Recapitalization, Term Loan A and Term Loan B were fully drawn on June 30, 1999, the closing date of the Recapitalization. The Revolving Facility is available for working capital and general corporate purposes. Term Loan A will amortize quarterly, with the following payments being made at the end of each quarter during the following periods.

REPAYMENT DATES                                                                               AMOUNT
---------------                                                                               ------
September 30, 2000 to June 30, 2001.................................................    $     1,250,000
September 30, 2001 to June 30, 2003.................................................          1,875,000
September 30, 2003 to June 30, 2006.................................................          2,500,000
                                                                                        ---------------
         Total......................................................................    $    50,000,000

         Term Loan B will amortize quarterly, with the following payments being made at the end of each quarter during the following periods.

REPAYMENT DATES                                                                               AMOUNT
---------------                                                                               ------
September 30, 2000 to June 30, 2006.................................................    $       375,000
September 30, 2006 to June 29, 2007.................................................         35,250,000
                                                                                        ---------------
         Total......................................................................    $   150,000,000


         The Revolving Facility is available as revolving credit advances or letters of credit. This facility has no scheduled reduction in availability. Final repayment is due on all amounts outstanding under this facility on June 30, 2006. The Credit Agreement provides for certain limitations governing advances under the Revolving Facility, in particular limits on the amount of letters of credit and swingline loans outstanding at any one time. In the Amendment and Waiver dated as of May 10, 2002, the company is required to receive additional funding of at least $10 million by September 3, 2002 to be used to pay down the outstanding balance on the Revolving Facility to $8.25 million. In connection with the Amendment and Waiver the company and Doughty Hanson entered into an Investor Funding Agreement that requires Doughty Hanson to invest or, purchase participating bank loans in an amount up to $10 million if the company is unable to meet the September 3, 2002 funding requirement by other means.

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

INTEREST RATE AND FEES

         Amounts outstanding under Term Loan A and the Revolving Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 3.5% (as amended April 10, 2000, December 12, 2001 and May 10, 2002) or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50% ("Alternate Base Rate"), in each case plus an initial margin of 2.5%. Amounts outstanding under Term Loan B will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 4.5% (as amended April 10, 2000, December 12, 2001 and May 10, 2002) or (2) the Alternate Base Rate plus an initial margin of 3.5%. The interest margin may be reduced for advances under all three facilities if we, on a consolidated basis, meet certain specified leverage ratio targets during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original interest margin if such leverage ratios do not continue to be met.

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

COVENANTS

         The Credit Agreement contains a number of covenants requiring us to achieve or maintain specified consolidated financial ratios, including certain interest expense coverage ratios and certain leverage ratios, which have been described above. The Credit Agreement also contains general covenants which restrict the incurrence of debt and liens, the payment of dividends, the incurrence of substantially all other additional debt (with the exception of the Notes), the disposition of assets, the incurrence of capital expenditures above certain levels or the making of other investments and certain other activities and transactions. In amendments to the Credit Agreement dated as of May 10, 2002, the company agreed to limit our capital expenditures for the year 2002 to $15.0 million, and to limit the net proceeds from asset sales that may be applied to acquire assets in lieu of prepayment to $2.0 million and agreed not to make any acquisitions of another company or business.

RECENT DEVELOPMENTS

         The company was not in compliance with our required leverage ratio and interest coverage ratio under the Credit Agreement as of March 31, 2002. As a result, we did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002 on that date. We subsequently obtained an Amendment and Waiver dated as of May 10, 2002 to our Credit Agreement and on May 14, 2002 made the interest payment on our senior subordinated notes that was scheduled for April 15, 2002. The company expects to be in compliance with the covenants in our amended Credit Agreement through March 31, 2003. However, there can be no assurance of such compliance through March 31, 2003 or of compliance with the more stringent covenants thereafter. The inability to meet the required covenants could have a material adverse effect on the company's financial condition, results of operations and liquidity.

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

         Interest on the Notes will accrue at the rate of 13 1/8% per annum and will be payable semi-annually in arrears on each April 15 and October 15 (each, an "Interest Payment Date"), commencing on April 15, 2000. Payments will be made to the persons who are registered Holders at the close of business on April 1 and October 1, respectively (each, a "Regular Record Date"), immediately preceding the applicable interest payment date. As described above, the company did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002. We subsequently obtained an Amendment and Waiver dated as of May 10, 2002 to our Credit Agreement and made the interest payment on our senior subordinated notes that was scheduled for April 15, 2002 on May 14, 2002. While the company currently expects it will have the ability to make the semi-annual interest payment on October 15, 2002, there can be no assurance of such ability. The failure to make the required interest payment would result in an event of default and could have a material adverse effect on the financial condition, results of operations and liquidity of the company.

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

         The Company's registration became effective September 13, 2000 and all the notes were exchanged for registered notes on October 13, 2000. The penalty interest accrued through that day and all but 13 days was paid with the October 15, 2000 interest payment. The remaining interest penalty was paid on the next interest payment date, April 16, 2001.

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

COVENANTS

         The Senior Subordinated Note Agreement also contains general covenants, which restrict Limitation on Indebtedness, Limitation on Senior Subordinated Indebtedness, Limitation on Restricted Payments, Limitation on Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries, and Limitation on Liens. The Senior Subordinate Note Agreement also contains the following covered in detail below.

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


CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. We believe that of our significant accounting policies (see Note 1 to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Bad Debt

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and Obsolete Inventory

         Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need. We currently make a 50% provision for all inventory that has had no activity for 18 months and a 100% provision for all inventory that had no activity for more than 36 months as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2001, our inventory reserves were $10.1 million, or 18% of our $56.8 million gross inventories.

         We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Warranties

         Products sold are generally covered by a warranty for periods ranging from one to three years. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

Deferred Tax Assets

         We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

         At December 31, 2001, we have recorded a deferred tax asset of approximately $6.4 million, which is net of a $25.4 million valuation allowance. We have recorded this asset as we believe it is more likely than not that we will be able to realize the asset through future taxable income. We base this belief upon the levels of taxable income historically generated by our business, as well as projections of future taxable income. If future levels of taxable income are not consistent with our expectations, we may be required to record an additional valuation allowance, which could reduce our net income by a material amount.


NEW ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to adopt its provisions on January 1, 2002. The Company expects adoption of this statement will not have a material impact on the Company's financial statements.

        Management does not anticipate that the adoption of any other new accounting pronouncement will have a material effect on our results of operations or on the financial position of the Company.


SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

         Our sales have been subject to a small degree of seasonality in the past several years. In each of the last four years, our second and fourth quarter revenues were the strongest. This seasonality of our sales resulted primarily from very strong KE sales in the second quarter in three of the last four years and in the fourth quarter each of the last four years and very strong Emkay sales in the fourth quarter of three of the last four years.

         The following table sets forth net sales, costs and expenses and operating income for 2001 by fiscal quarter. We display each of the first three quarters of 2001 as reported and as restated. The restatement was necessary due to the significance of two fourth quarter adjustments, namely the capitalization of $3.3 million of ERP software implementation costs previously expensed in those quarters and the identification of a $4.0 million unanticipated reduction in inventory in the fourth quarter. We also reclassified general and administrative expense in our China and Malaysia plants from general and administrative to cost of sales.

        NET SALES, COSTS AND EXPENSES, AND OPERATING INCOME BY QUARTER
                                (IN MILLIONS)


                                    AS REPORTED RESTATED  AS REPORTED  RESTATED  AS REPORTED  RESTATED
                                     MARCH 31,  MARCH 31,  JUNE 30,    JUNE 30,   SEPT.30,    SEPT. 30,   DEC. 31,
                                       2001       2001       2001        2001       2001        2001        2001
                                       ----       ----       ----        ----       ----        ----        ----
Net sales...........................   $ 54.7    $   54.7    $ 57.3    $  57.3    $  54.6      $ 54.6      $ 57.1
Cost of sales(1)....................     28.6        29.7      31.5       33.6       28.6        29.6        31.7
Research and development............      3.6         3.6       3.4        3.4        3.3         3.3         4.4
Selling and marketing...............      3.4         3.4       3.3        3.3        3.9         3.9         4.2
General and administrative(2).......      8.4         6.9       8.3        6.7        7.9         6.6         6.6
Recapitalization expense ...........        -           -         -          -        -             -           -
Restructuring expense...............      0.3         0.3     (2.1)      (2.1)        0.2         0.2         2.0
                                       ------    --------    ------    -------    -------      ------     -------
Operating income (loss).............   $ 10.4    $   10.8    $ 12.9    $  12.4    $  10.7      $ 11.0      $  8.2


(1) Restated for a $4.0 million unanticipated reduction in inventory which upon analysis related to prior quarters, identified in the fourth quarter and for general and administrative expenses at our China and Malaysian plants reclassified from general and administrative to cost of sales.

(2) Restated for the capitalization of the Oracle ERP consulting costs previously expensed, in connection with the implementation of a new Oracle ERP system and for general and administrative expenses at our China and Malaysia plants reclassified to cost of sales.







The following table sets forth net sales, costs and expenses and operating income by fiscal quarter for 2000. We display each of the four quarters of 2000 as reported and restated for the change from LIFO to FIFO in the U.S., the reclassification of certain amounts previously in cost of sales to research and development and the reclassification of general and administrative expense in our China and Malaysia plants to cost of sales.

        NET SALES, COSTS AND EXPENSES, AND OPERATING INCOME BY QUARTER
                                (IN MILLIONS)

                              AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED  AS REPORTED  AS RESTATED
                               MARCH 31,    MARCH 31,     JUNE 30,     JUNE 30,    SEPT. 30,    SEPT. 30,     DEC. 31,     DEC. 31,
                                 2000         2000         2000         2000         2000         2000          2000         2000
                                 ----         ----         ----         ----         ----         ----          ----         ----
Net sales....................  $ 59.9      $  59.9       $ 60.7       $  60.7     $  56.4       $ 56.4       $  61.2      $  61.2
Cost of Sales(1).............    34.0         34.0         35.1          36.6        32.7         32.7          30.7         30.8
Research and Development(2)..     2.5          3.0          2.3           3.0         2.4          3.1           3.1          4.3
Selling and marketing........     3.0          3.0          3.0           3.0         3.1          3.1           3.4          3.4
General and administrative(1)     6.5          5.9          6.3           5.3         6.1          5.4           8.1          7.2
Restructuring expense(3).....    20.1         20.1          --            --         (0.3)        (0.3)         (1.4)        (1.4)
                               ------      -------       ------       -------     -------       ------       -------      -------
Operating income (loss)......  $ (6.2)     $  (6.1)      $ 14.0       $  12.8     $  12.4       $ 12.4       $  17.3      $  16.9

(1) Restated for the change from LIFO to FIFO effective October 1, 2001 and for the reclassification of general and administrative expense in our China and Malaysia plants from general and administrative to cost of sales.

(2) Restated for certain amounts previously included in cost of sales which were reclassified to research and development expense to be consistent with the 2001 presentation.

 (3) The "Restructuring expenses" are related to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through December 2001, these actions reduced our global workforce by about 18%.


FORWARD LOOKING STATEMENTS

         Certain of the statements that are contained in this report on Form 10-K are "forward-looking" (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements are based on information currently available to the Company as of the date of this document. Actual events and the Company's actual results may differ materially from what is described in the forward-looking statements. Forward-looking statements are typically identified by the words "believe", "expect", "anticipate", "intend", "estimate", and similar expressions. The forward-looking statements contained in this document involve risks and uncertainties including, but not limited to, the following: changes in economic conditions, fluctuations in currency exchange rates and interest rates; implementation of new software systems; improvements in technology for complex voice recognition software; dependence on our largest customers and key suppliers; competition; regulatory, legislative and judicial developments, including environmental regulations; ability to generate sufficient liquidity to service debt obligations; and ability to maintain compliance with debt covenants.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During 2001, approximately 75% of our revenue was denominated in U.S. dollars, approximately 16% of our revenue was denominated in German Deutschemarks, and the balance was denominated in other foreign currencies. During 2000, the German Deutschemark lost slightly more than 15% of its value relative to the U.S. dollar, and as a result our reported revenue for 2000 was approximately $6.4 million less than it would have been at 1999's exchange rate. During 2001, the effect of exchange rates on our sales comparisons was much smaller. Our expenses are principally denominated in the same currencies in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during 2001, our operating income and margins were not significantly affected by the change in the Euro exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, a number of which are closely tied to the U.S. dollar and Euro. As we move more production out of Europe to Asia, we could become more exposed to changes in the value of the euro in relation to the U.S. dollar and major Asian currencies.

         We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates, and therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of December 31, 2001 to be $151.7 million based on current market prices.

ITEM 8

                      KNOWLES ELECTRONICS HOLDINGS, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   CONTENTS

Report of Independent Auditors............................................................................... 38

Consolidated Financial Statements
Consolidated Balance Sheets.................................................................................. 39
Consolidated Statements of Operations........................................................................ 40
Consolidated Statements of Changes in Stockholders' Equity (Deficit)......................................... 41
Consolidated Statements of Cash Flows........................................................................ 42
Notes to Consolidated Financial Statements................................................................... 44

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Knowles Electronics Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Knowles Electronics Holdings, Inc., as of December 31, 2001, and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knowles Electronics Holdings, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1, in 2001 the Company changed its method of accounting for inventories.



                                             /s/ Ernst & Young LLP


February 5, 2002
except for Note 4, as to
which the date is May 14, 2002

                      KNOWLES ELECTRONICS HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                    2001           2000 (restated)
                                                                                               --------------      ---------------
Assets                                                                                                    (in thousands)
Current Assets:
          Cash and cash equivalents                                                             $       2,446       $       17,076
          Accounts receivable, less allowance for doubtful accounts of $1,095 and $1,675               39,113               41,192
          Inventories, net                                                                             46,662               48,273
          Deferred income taxes                                                                         6,096                6,916
          Prepaid expenses and other                                                                    6,082                4,334
                                                                                               --------------      ---------------
Total current assets                                                                                  100,399              117,791
Property, plant and equipment, at cost:
          Land                                                                                          6,829                6,957
          Building and improvements                                                                    32,464               31,469
          Machinery and equipment                                                                      62,026               65,482
          Furniture and fixtures                                                                       27,453               23,705
          Construction in progress                                                                      5,559                4,501
                                                                                               --------------      ---------------
             Subtotal                                                                                 134,331              132,114
Accumulated depreciation                                                                              (68,704)             (71,580)
                                                                                               --------------      ---------------
             Net                                                                                       65,627               60,534
Other assets, net                                                                                       3,105                3,855
Deferred income taxes                                                                                     330                    -
Deferred finance costs, net                                                                             8,421                9,577
                                                                                               --------------      ---------------
             Total assets                                                                       $     177,882       $      191,757
                                                                                               ==============      ===============

Liabilities and stockholders' equity (deficit)
Current liabilities:
          Accounts payable                                                                      $      17,727       $       14,471
          Accrued compensation and employee benefits                                                    7,403                9,334
          Accrued interest payable                                                                      5,096                4,898
          Accrued warranty and rebates                                                                  7,545                8,971
          Accrued restructuring costs                                                                   4,197               12,886
          Other liabilities                                                                             7,885                8,652
          Income taxes                                                                                  6,940                4,134
          Short-term debt                                                                               5,287                1,253
          Current portion of notes payable                                                              9,000                9,375
                                                                                               --------------      ---------------
Total current liabilities                                                                              71,080               73,974

Accrued pension liability                                                                               8,872                7,902
Other noncurrent liabilities                                                                                5                1,391
Notes payable                                                                                         330,773              339,432
Preferred stock mandatorily redeemable in 2019 including accumulating
              dividends of: $50,042 December 2001; $28,675 December, 2000                             235,042              213,675
Stockholders' equity (deficit):
          Common stock, Class A, $0.001 par value, 1,052,632 shares authorized,
                outstanding: 981,667 December, 2001; 983,333 December, 2000                                 -                    -
          Common stock, Class B, $0.001 par value, 52,632 shares authorized,
                none ever issued                                                                            -                    -
          Capital in excess of par value                                                               17,213               17,263
          Retained earnings (accumulated loss)                                                       (477,937)            (455,077)
          Accumulated other comprehensive income - translation adjustment                              (7,166)              (6,803)
                                                                                               --------------      ---------------
Total stockholders' equity (deficit)                                                                 (467,890)            (444,617)
                                                                                               --------------      ---------------
Total liabilities and stockholders' equity (deficit)                                            $     177,882       $      191,757
                                                                                               ==============      ===============

                      KNOWLES ELECTRONICS HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31
                                                              2001      2000 (restated)   1999 (restated)
                                                         -------------   ------------      ------------
                                                                        (in thousands)
Net sales                                                   $ 223,721      $ 238,123       $   229,106
Cost of sales                                                 124,587        134,069           147,665
                                                        -------------   ------------      ------------
Gross margin                                                   99,134        104,054            81,441

Research and development expenses                              14,684         13,380            13,891
Selling and marketing expenses                                 14,732         12,511            12,298
General and administrative expenses                            26,738         23,831            21,123
Recapitalization expenses                                           -              -            10,674
Restructuring expenses                                            317         18,440                 -
                                                         -------------   ------------      ------------
Operating income                                               42,663         35,892            23,455

Other income (expense):
Interest income                                                   146            959               883
Interest expense                                              (37,756)       (43,341)          (23,194)
Miscellaneous, net                                                  -              -              (123)
                                                         -------------   ------------      ------------
Income (loss) from continuing operations                        5,053         (6,490)            1,021
   before income taxes
Income taxes                                                   (6,532)         1,627            (8,980)
                                                         -------------   ------------      ------------
Loss from continuing operations                                (1,479)        (4,863)           (7,959)

Income from discontinued operations less
applicable income taxes of $0, $0, and $39 in
   2001, 2000 and 1999, respectively                                -              -             2,556
                                                         -------------   ------------      ------------
Net loss                                                     $ (1,479)      $ (4,863)      $    (5,403)
                                                         =============   ============      ============

Pro forma data (unaudited) (Note 1):
   Pro forma income taxes                                                                  $    19,125
                                                         ==============================================
   Pro forma loss from continuing
      operations adjusted for income taxes                                                 $   (18,104)
                                                         ==============================================

                           See accompanying notes.

                      KNOWLES ELECTRONICS HOLDINGS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              RETAINED       COST OF     ACCUMULATED
                                                             CAPITAL IN       EARNINGS        COMMON        OTHER
                                                   COMMON     EXCESS OF     (ACCUMULATED     TREASURY   COMPREHENSIVE
                                                   STOCK      PAR VALUE       DEFICIT)        SHARES         LOSS          TOTAL
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1998 (restated)         $   568      $       17      $ 251,159       $(27,308)     $(1,206)      $ 223,230
Net loss                                              -               -         (5,403)             -            -          (5,403)
Other comprehensive loss - Foreign
   currency translation adjustment                    -               -              -              -       (2,327)         (2,327)
                                                                                                                         ---------
Comprehensive loss                                    -               -              -              -            -          (7,730)
Other                                                 -               -           (472)             -            -            (472)
Issuance of common stock, class A and B, net          -          15,223              -              -            -          15,223
Repurchase, exchange and retirement of
   common stock                                    (511)            (17)      (531,344)             -            -        (531,872)
Retirement of treasury stock                          -               -        (27,308)        27,308
Exchange of stock for assets                        (57)              -        (74,759)             -            -         (74,816)
Dividends                                             -               -        (34,061)             -            -         (34,061)
                                               -----------------------------------------------------------------------------------
Balance at December 31, 1999 (restated)         $     -      $   15,223      $(422,188)      $      -      $(3,533)      $(410,498)
Net loss                                              -               -         (4,863)             -            -          (4,863)
Other comprehensive loss - Foreign
   currency translation adjustment                    -               -              -              -       (3,270)         (3,270)
                                                                                                                         ---------
Comprehensive loss                                    -               -              -              -            -          (8,133)
Other                                                 -               -           (285)             -            -            (285)
Issuance of common stock                              -             750              -              -            -             750
Repurchase of common stock                            -            (400)             -              -            -            (400)
Price adjustment on previously
   repurchased common stock                           -               -         (8,316)             -            -          (8,316)
Adjustment to previously accrued direct costs
   associated with issuance of common stock           -           1,690              -              -            -           1,690
Preferred stock dividends                             -               -        (19,425)             -            -         (19,425)
                                               -----------------------------------------------------------------------------------
Balance at December 31, 2000 (restated)         $     -      $   17,263      $(455,077)      $      -      $(6,803)      $(444,617)
Net loss                                              -               -         (1,479)                          -          (1,479)
Other comprehensive loss - Foreign
   currency translation adjustment                    -               -              -                        (363)           (363)
                                                                                                                         ---------
Comprehensive loss                                    -               -              -                           -          (1,842)
Other                                                 -               -            (14)                          -             (14)
Issuance of common stock                              -             250              -              -            -             250
Repurchase of common stock                            -            (300)             -                           -            (300)
Preferred stock dividends                             -               -        (21,367)                          -         (21,367)
                                               -----------------------------------------------------------------------------------
Balance at December 31, 2001                    $     -      $   17,213      $(477,937)      $      -      $(7,166)      $(467,890)
                                               ===================================================================================



                           See accompanying notes.

                      KNOWLES ELECTRONICS HOLDINGS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31
                                                                         2001             2000 (RESTATED)        1999 (RESTATED)
                                                                  --------------------   -------------------    ------------------
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES
Loss from continuing operations                                               ($1,479)               (4,863)              ($7,959)
Adjustments to reconcile loss from
      continuing operations to net cash provided
      by operating activities:
           Depreciation and amortization                                       13,683                12,406                12,638
           Restructuring costs                                                  1,628                18,440                     -
           Amortization of deferred financing fees
                and debt discount                                               2,133                 2,679                 4,818
           Inventory obsolescence provision                                     3,976                 2,910                 6,915
           Deferred income taxes                                                 (137)               (9,388)                4,697
           (Gain) loss on disposal of fixed assets                             (2,745)                2,096                     -
           Change in assets and liabilities:
                Accounts receivable                                             2,079                 1,020                (3,783)
                Inventories                                                    (2,365)               (2,915)                 (697)
                Other current assets                                           (1,997)                 (158)                   78
                Accounts payable                                                5,472                 4,018                13,209
                Accrued restructuring costs                                    (9,891)               (7,779)                    -
                Accrued interest payable                                          198                (3,472)                    -
                Accrued compensation and benefits                              (1,931)                1,626                     -
                Other current liabilities                                      (2,193)                4,736                     -
                Other noncurrent liabilities                                      211                (1,114)               (7,879)
                Income taxes payable                                            2,806                 2,593                (2,811)
Net cash provided by discontinued operating activities                              -                     -                30,048
                                                                  --------------------   -------------------    ------------------
Net cash provided by operating activities                                       9,448                22,835                49,274

INVESTING ACTIVITIES
Proceeds from sales of property, plant & equipment                              3,662                   663                     -
Purchases of property, plant, and equipment, net                              (21,276)              (16,151)              (14,500)
                                                                  --------------------   -------------------    ------------------
Net cash used in investing activities                                         (17,614)              (15,488)              (14,500)

FINANCING ACTIVITIES
Debt proceeds (payments)                                                       (5,341)               (1,838)              350,066
Dividends paid                                                                      -                     -               (24,811)
Issuance of preferred stock and common stock                                      125                   750               190,594
Price adjustment on previously purchased treasury stock                             -                (8,316)                    -
Costs associated with equity transaction                                            -                (1,195)              (11,042)
Purchase of treasury stock                                                          -                     -              (508,315)
Costs associated with debt                                                       (636)               (1,161)              (15,547)
Repurchase of common stock                                                       (300)                 (400)                    -
                                                                  --------------------   -------------------    ------------------
Net cash used in financing activities                                          (6,152)              (12,160)              (19,055)

Effect of exchange rate changes on cash                                          (312)               (1,909)                1,019
                                                                  --------------------   -------------------    ------------------
Net increase (decrease) in cash and cash equivalents                          (14,630)               (6,722)               16,738
Cash and cash equivalents at beginning of year                                 17,076                23,798                 7,060
                                                                  --------------------   -------------------    ------------------
Cash and cash equivalents at end of year                                       $2,446               $17,076               $23,798
                                                                  ====================   ===================    ==================
Cash paid for interest                                                        $35,425               $44,134               $10,014
                                                                  ====================   ===================    ==================
Cash paid for taxes                                                            $4,457                $1,377                $6,141
                                                                  ====================   ===================    ==================


                                    See accompanying notes.

                      KNOWLES ELECTRONICS HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                          DECEMBER 31, 2001 AND 2000


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

         In conjunction with the Recapitalization, the Company authorized and issued, on June 30, 1999, new shares of mandatorily redeemable preferred stock (Series A-1 and Series A-2), each with par value $0.001 per share (the Preferred Stock), and common stock (Class A and Class B), par value $0.001 per share (Common Stock). The Investor purchased 800,000 shares of Common Stock for $24,000 and 164,444 shares of Series A-1 Preferred Stock for $164,444. In addition, certain members of management purchased 71,667 shares of Common Stock for $2,150. After the transactions related to the Recapitalization, which are described below, the preexisting stockholders held 100,000 shares of Common Stock and 20,556 shares of Series A-2 Preferred Stock which was recorded at $20,556. As of December 31, 2001, the liquidation value of the outstanding Series A-1 Preferred Stock is $208,926 and the liquidation value of the outstanding Series A-2 Preferred stock is $26,116.

         The Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend and distribution preference. The liquidation value of each share of Preferred Stock is $1,000. Dividends on each share of Preferred Stock accrue at a rate of 10% per annum of the liquidated value plus any accumulated dividends. Such dividends for the year ended December 31, 2001, amounted to $21,367. The Preferred Stock is mandatorily redeemable on July 2, 2019, at a redemption price per share equal to the liquidation value plus all previously accumulated dividends and all accrued dividends not yet paid or accumulated. The Company may, at any time, and the holders may, upon the earlier of June 30, 2010, or an initial public offering of the Company's Common Stock which is a primary registered offering or the sale of all or substantially all of the Company's Common Stock or assets, require the Company to redeem all or any portion of the Series A-1 Preferred Stock then outstanding at a price per share equal to the liquidation value plus all accumulated and all accrued and unpaid or unaccumulated dividends. The Series A-2 Preferred Stock is not redeemable at the Company's option at any time. In the event of such an initial public offering, holders of Series A-2 Preferred Stock may elect to convert the shares into Common Stock. In addition, on each June 30, the Company has an option to exchange the then outstanding shares of Series A-1 Preferred Stock in whole, but not part of, for 10% Junior Subordinated Notes due 2010 of the Company, in an aggregate principal amount equal to the sum of the liquidation value of the Series A-1 Preferred Stock plus an amount equal to all accumulated and all accrued and unpaid, but not yet accumulated, dividends.

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

         The Recapitalization was treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company's stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company's assets and liabilities. In 1999 the Company incurred $13,927 of direct costs related to the purchases and sales of common and preferred stock which have been charged to equity. In 2000, the Company recorded an adjustment of $1,690 related to the direct costs to reflect the actual amounts incurred. The Company also incurred expenses of $10,674 related to special bonuses and one-time recognition payments to employees, termination expenses of a supplemental executive retirement plan, and professional fees which are included as Recapitalization Expenses in the Consolidated Statement of Operations.

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

REVENUE RECOGNITION

         Revenues from the Company's products are recognized when title to the products transfers to the customer, which typically is upon the shipment of products to the customers.

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

INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or market.

         During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method as it experienced reduced costs from offshore assembly operations and expects continuing cost reductions. The cost of inventories on a LIFO basis at December 31, 2001 was approximately equal to their replacement cost. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. Additionally, FIFO is the prevalent method used by other entities within the Company's industry. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. As a result of this accounting change, previously reported retained earnings of $247,123 at January 1, 1999 were increased by $4,036. Due principally to the reversal of the effect of LIFO reserve liquidations in prior years, the net loss previously reported for 2000 and 1999 was increased by $1,011 and $1,674, respectively. The impact on previously reported interim periods as well as for the full year 2001 is insignificant.


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the Company's balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable, and short-term debt approximate fair value because of the short-term nature of these instruments.

         The carrying amounts reported in the Company's balance sheets for variable-rate long-term debt approximate fair value.

         The Company estimates the fair value of fixed rate long-term debt obligations using current market prices available for these obligations. The fair value of the Senior Subordinated Notes was approximately $151.7 million at December 31, 2001.

PROPERTY, PLANT, AND EQUIPMENT

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

         Property, plant, and equipment are reviewed for impairment whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Approximately $11 million of assets held for disposal related to Ruf are included in net property, plant and equipment.

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

STOCK OPTIONS

         The Company accounts for its stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the exercise price.

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

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The new Statement requires all derivatives to be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the changes in the fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted this statement effective January 1, 2001. The adoption had no material effect on the Company's results of operations or on the financial position of the Company.

RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the 2001 financial statement presentation.

2.       INVENTORY

         Inventories are as follows:

                                                                                                  2001           2000
                                                                                                  ----           ----
Raw materials.............................................................................     $   30,985      $   33,943
Work in process...........................................................................          5,789           9,217
Finished goods............................................................................         19,939          13,280
                                                                                               ----------      ----------
                                                                                                   56,713          56,440
Less allowances for:
     Obsolescence and net realizable value................................................         10,051           8,167
                                                                                               ----------      ----------
                                                                                               $   46,662      $   48,273
                                                                                               ==========      ==========

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

Income (loss) from continuing operations before income taxes consisted of the following:

                            2001              2000           1999
                          -------------------------------------------
Domestic (U.S.)
                          $(3,583)         $ (17,613)     $ (9,814)
Foreign
                            8,636             11,123        10,835
                          -------------------------------------------

                          $ 5,053          $  (6,490)     $  1,021
                          ===========================================

A reconciliation of income tax expense from continuing operations to the statutory federal rate of 35% is as follows:

                                                                   Year ended December 31
                                                                  2001      2000         1999
                                                           --------------------------------------
   Statutory federal income tax expense (benefit)              $ 1,769    $(2,272)    $    357
   Effects of:
   Income not subject to tax                                         -          -       (2,838)
   State income taxes                                             (265)        25           98
   Benefits and taxes associated with foreign operations        (7,817)      (530)      (3,631)
   Taxes on unremitted foreign earnings                          5,441      7,050        3,142
   Establish net deferred tax asset                                  -          -      (11,065)
   Valuation allowance                                           7,070     (5,991)      24,896
   Reduction of prior year taxes                                     -          -       (1,321)
   Other, net                                                      334         91         (658)
                                                           --------------------------------------
   Total tax provision (benefit)                               $ 6,532    $(1,627)    $  8,980
                                                           ======================================

The income tax provision (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following:

                                                                   Year ended December 31
                                                                  2001      2000       1999
                                                           --------------------------------------
Current:
Federal                                                        $ 1,463    $     -     $   207
State                                                               25         25          98
Foreign                                                          5,181      7,736       3,506
                                                           --------------------------------------
Total Current                                                    6,669      7,761       3,811

Deferred
Federal                                                         (1,109)    (7,136)      3,142
State                                                              108     (1,757)          -
Foreign                                                            864       (495)      2,027
                                                           --------------------------------------
Total Deferred                                                    (137)    (9,388)      5,169
                                                           --------------------------------------
Total tax provision (benefit)                                  $ 6,532    $(1,627)    $ 8,980
                                                           ======================================

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                         December 31
                                                   2001              2000
                                              ---------------------------------
Deferred tax assets:
Non-U.S. net operating loss carryforward      $     9,523      $     7,273
U.S. net operating loss carryforward                4,404              964
Foreign tax credits carryforward                   14,504           10,083
Pension                                             2,412            1,656
Inventory                                           3,099            4,003
Accrued expenses                                    4,728            3,829
Other, net                                          4,235            6,391
                                              ---------------------------------
Total deferred tax assets                          42,905           34,199

Deferred tax liabilities:
Taxes on unremitted foreign earnings              (10,765)          (9,366)
Other deferred tax liabilities                       (325)            (225)
                                              ---------------------------------
Total deferred tax liabilities                    (11,090)          (9,591)
Valuation allowance                               (25,389)         (18,319)
                                              ---------------------------------
Net deferred tax assets                       $     6,426      $     6,289
                                              =================================

         The Company had foreign net operating loss carryforwards of $23,817 and $18,183 at December 31, 2001 and 2000, respectively, that have an indefinite carryforward period. In addition, the Company had state net operating loss carry forwards of $28,696 at December 31, 2001, that begin to expire in 2019. The Company's foreign tax credit carryforward of $14,504 begins to expire in 2004. The Company has provided a valuation allowance against the foreign NOL's, state NOL's and foreign tax credit carryforwards.

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

         The Company's future operating plan is to repatriate all foreign earnings not needed for near term investment in that country. As a result, a substantial portion of the unremitted earnings of the affected foreign subsidiaries is not considered permanently reinvested. The deferred foreign provision includes a charge of $5,441, $7,050 and $3,142 for the years ended December 31, 2001, 2000 and 1999, respectively, for the anticipated tax liability on the unremitted foreign earnings, which are not considered permanently reinvested.

4.    NOTES PAYABLE

      As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated as of June 28, 1999, and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001 and May 10, 2002, with certain lenders (Senior Credit Agreement). The credit agreement consists of $218,250 (as amended May 10, 2002), which provides for revolving loans of $18,250 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. In addition, on June 30, 1999, the Company issued Subordinated Bridge Notes (Bridge Notes) for $150,000 to certain lenders. The Bridge Notes were subsequently repaid following the issuance by the Company of $153,200 of 13 1/8% Senior Subordinated Notes (the Notes).

      The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 3.50% (as amended May 10, 2002), or (2) the greater of the prime rate (4.75% at December 31,2001), a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 2.50%.

      The Term B Facility bears interest, at the Company's option, at either:
(1) one-, two-, three-, or six-month LIBOR plus 4.50% (as amended May 10, 2002), or (2) Alternate Base Rate plus an initial margin on 3.50%.

      The initial margin may be reduced if the Company meets certain specified leverage ratios during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original margin if such leverage ratios do not continue to be met by the Company.

      The Term A Facility is due on June 30, 2006, and is payable in quarterly installments during the following periods:

      September 30, 2000 to June 30, 2001..........................      $ 1,250
      September 30, 2001 to June 30, 2003..........................        1,875
      September 30, 2003 to June 30, 2006..........................        2,500

      The Term B Facility is due on June 29, 2007, and is payable in quarterly installments during the following periods:

      September 30, 2000 to June 30, 2006..........................      $   375
      September 30, 2006 to June 29, 2007..........................       35,250

      The Revolving Credit Facility expires on June 30, 2006. $2,000 was borrowed under this facility at December 31, 2001 at an interest rate of 6.75%.

        Short-term debt includes $3,287 drawn against a line of credit by our Austrian subsidiary.

      The balance under the Term A Facility, Term B Facility, and the Senior Subordinated Notes (Notes) as of December 31, 2001 and 2000, is as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                            2001          2000
                                                          --------      --------
Term A facility ....................................      $ 46,875      $ 48,750
Term B facility ....................................       142,125       149,625
Senior Subordinated Notes, net of discount
  of $2,427 and $2,768, respectively ...............       150,773       150,432
                                                          --------      --------
                                                           339,773       348,807
Less: Current portion ..............................         9,000         9,375
                                                          --------      --------
Total long-term notes payable ......................      $330,773      $339,432
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

      The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated December 12, 2001. The Company was in compliance with all of its debt covenants at December 31, 2001.

        However, the company was not in compliance with the required leverage ratio and interest coverage ratio under the bank credit agreement as of March 31, 2002. Additionally, the company did not make the interest payment on the senior subordinated notes scheduled for April 15, 2002 on that date. An Amendment and Waiver to the credit agreement was obtained as of dated May 10, 2002 and the company made the interest payment on the senior subordinated notes that was scheduled for April 15, 2002 on May 14, 2002. The Amendment and Waiver waived the Company's non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for the periods after March 31, 2002 through the first quarter of 2003. This Amendment and waiver also limits capital expenditures for the year 2002 to $15 million, prevents any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that can be applied to buying new assets and requires the company to receive additional funding of at least $10 million by September 3, 2002 which must be used to pay down the outstanding balance on the revolving credit facility to $8.25 million. In connection with the Amendment and Waiver, the company and Doughty Hanson entered into an Investor Funding Agreement that requires Doughty Hanson to invest or purchase participating bank loans in an amount up to $10 million if the Company is unable to meet the September 3, 2002 funding requirement by other means. The company expects based on current operating forecasts that the amendments to the covenants in the Credit Agreement will enable it to remain in compliance through March 31, 2003 and provide sufficient financial flexibility to meet its debt service requirements as well as other operating needs. However, there can be no assurance of such compliance through March 31, 2003 or of compliance with the more stringent covenants thereafter. If future actual results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the company's financial condition, results of operations or liquidity. There are no assurances that the company could favorably resolve such a situation.

      The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro Start Products, Inc. The following tables present summarized balance sheet information of the Company as of December 31, 2001 and 2000, and summarized income statement and cash flow information for the years ended December 31, 2001, 2000, and 1999. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as a parent company, contributed substantially all of its assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. Therefore, the 2001 and 2000 presentation reflects the current structure which is not comparable to the other period presented as some of the amounts included in the Parent Company column in 1999 are now included in the Guarantors column in 2001 and 2000. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

      Summarized information as of December 31, 2001 and 2000, and for the three years ended December 31, 2001, is as follows:

                                                                            December 31, 2001
                                                                            -----------------
                                                 Parent      Guarantors    Non-Guarantors    Eliminations    Consolidated
                                                 ------      ----------    --------------    ------------    ------------
Cash                                           $       5      $      32       $   2,409       $      --        $   2,446
Accounts receivable                                   --         29,136          66,872         (56,895)          39,113
Inventories                                           --         21,813          24,849              --           46,662
Other current assets                                  --          6,801           5,377              --           12,178
Net property, plant and equipment                     --         29,412          36,215              --           65,627
Investment in and advances to subsidiaries        97,967        192,688          10,749        (301,404)              --
Deferred finance costs, net                        8,421             --              --              --            8,421
Other non-current assets                              --          3,311             124              --            3,435
                                               ---------      ---------       ---------       ---------        ---------
Total assets                                   $ 106,393      $ 283,193       $ 146,595       $(358,299)       $ 177,882
                                               =========      =========       =========       =========        =========
Accounts payable                               $      --      $  26,937       $  46,762       $ (55,972)       $  17,727
Accrued restructuring costs                           --          3,553             644              --            4,197
Advances from parent                              93,567         36,398          20,770        (150,735)              --
Other current liabilities                          4,156         17,986          13,693            (966)          34,869
Short-term debt                                    2,000             --           3,287              --            5,287
Noncurrent liabilities                                --          6,919           1,958              --            8,877
Notes payable                                    339,773             --              --              --          339,773
Preferred stock                                  235,042             --              --              --          235,042
Stockholders' equity (deficit)                  (568,145)       191,400          59,481        (150,626)        (467,890)
                                               ---------      ---------       ---------       ---------        ---------
Total liabilities and stockholders'
  equity (deficit)                             $ 106,393      $ 283,193       $ 146,595       $(358,299)       $ 177,882
                                               =========      =========       =========       =========        =========

                                                                                     DECEMBER 31, 2000
                                                                                     -----------------
                                                           PARENT       GUARANTORS    NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                           ------       ----------    --------------   ------------    ------------
Cash .................................................   $   7,076      $   2,847        $   7,153      $      --       $  17,076
Accounts receivable ..................................          --         39,097           53,336        (51,241)         41,192
Inventories, net .....................................          --         22,093           28,428         (2,248)         48,273
Other current assets .................................          --          7,427            5,150         (1,327)         11,250
Net property, plant and equipment ....................          --         27,309           34,090           (865)         60,534
Investments in and advances to subsidiaries ..........      97,967        111,720            6,314       (216,001)             --
Deferred finance costs, net ..........................       9,577             --               --             --           9,577
Non-current assets ...................................          --          5,991            1,293         (3,429)          3,855
                                                         ---------      ---------        ---------      ---------       ---------
Total assets .........................................   $ 114,620      $ 216,484        $ 135,764      $(275,111)      $ 191,757
                                                         =========      =========        =========      =========       =========
Accounts payable .....................................   $      --      $  24,449        $  40,156      $ (50,134)      $  14,471
Accrued restructuring costs ..........................          --          3,785            9,101             --          12,886
Advances from (to) parent ............................      57,339         (5,536)          16,558        (68,361)             --
Other current liabilities ............................       4,007         23,882           12,429         (4,329)         35,989
Short-term debt ......................................       9,375             --            1,253             --          10,628
Non-current liabilities ..............................          --          7,329            1,964             --           9,293
Notes payable ........................................     339,432             --               --             --         339,432
Preferred stock ......................................     213,675             --               --             --         213,675
Stockholders' equity (deficit) .......................    (509,208)       162,575           54,303       (152,287)       (444,617)
                                                         ---------      ---------        ---------      ---------       ---------
Total liabilities and stockholders' equity (deficit)..   $ 114,620      $ 216,484        $ 135,764      $(275,111)      $ 191,757
                                                         =========      =========        =========      =========       =========


                                                                             Year Ended December 31, 2001
                                                                             ----------------------------
                                                     Parent         Guarantors     Non-guarantors     Eliminations    Consolidated
                                                     ------         ----------     --------------     ------------    ------------
Net Sales                                           $      --        $ 170,436        $ 175,832        $(122,547)       $ 223,721
Cost of sales                                              --          108,774          137,717         (121,904)         124,587
                                                    ---------        ---------        ---------        ---------        ---------
Gross margin                                               --           61,662           38,115             (643)          99,134
Selling, research and administrative expenses              --           37,465           19,361             (672)          56,154
Restructuring expenses                                     --            2,463           (2,146)              --              317
                                                    ---------        ---------        ---------        ---------        ---------
Operating income                                           --           21,734           20,900               29           42,663
Other income (expense):
    Interest income                                        79            1,634              450           (2,017)             146
    Interest expense                                  (37,653)            (922)          (1,093)           1,912          (37,756)
    Dividend income                                        --           29,804               --          (29,804)              --
                                                    ---------        ---------        ---------        ---------        ---------
Income (loss) before taxes                            (37,574)          52,250           20,257          (29,880)           5,053
Income taxes                                               --             (796)          (5,736)              --           (6,532)
                                                    ---------        ---------        ---------        ---------        ---------
Net income (loss)                                   $ (37,574)       $  51,454        $  14,521        $ (29,880)       $  (1,479)
                                                    =========        =========        =========        =========        =========

                                                                             YEAR ENDED DECEMBER 31, 2000
                                                                             ----------------------------
                                                     PARENT         GUARANTORS     NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                     ------         ----------     --------------    ------------     ------------
Net sales ...................................       $      --        $ 182,466        $ 199,381        $(143,724)       $ 238,123
Cost of sales ...............................              --          122,222          155,797         (143,950)         134,069
                                                    ---------        ---------        ---------        ---------        ---------
Gross margin ................................              --           60,244           43,584              226          104,054
Selling, research and administrative expenses             102           30,614           19,627             (621)          49,722
Restructuring expenses ......................              --            5,401           13,039               --           18,440
                                                    ---------        ---------        ---------        ---------        ---------
Operating income (loss) .....................            (102)          24,229           10,918              847           35,892
Interest income .............................             452            1,775              407           (1,675)             959
Interest expense ............................         (43,227)            (314)          (1,476)           1,676          (43,341)
Miscellaneous, net ..........................              --              433           (1,782)           1,349               --
Dividend income .............................           4,156           33,608            1,321          (39,085)              --
                                                    ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
  operations before income taxes ............         (38,721)          59,731            9,388          (36,888)          (6,490)
Income taxes ................................              --            5,669           (3,862)            (180)           1,627
                                                    ---------        ---------        ---------        ---------        ---------
Net income (loss) ...........................       $ (38,721)       $  65,400        $   5,526        $ (37,068)       $  (4,863)
                                                    =========        =========        =========        =========        =========

                                                                             YEAR ENDED DECEMBER 31, 1999
                                                                             ----------------------------
                                                     PARENT         GUARANTORS     NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                     ------         ----------     --------------    ------------     ------------
Net sales ...................................       $  97,289        $  74,745        $ 174,897       $ (117,825)       $ 229,106
Cost of sales ...............................          63,468           60,176          140,743         (116,722)         147,665
                                                    ---------        ---------        ---------        ---------        ---------
Gross margin ................................          33,821           14,569           34,154           (1,103)          81,441
Selling, research and administrative expenses          12,569           14,258           20,999             (514)          47,312
Recapitalization expenses ...................           9,190              508              976               --           10,674
                                                    ---------        ---------        ---------        ---------        ---------
Operating income ............................          12,062             (197)          12,179             (589)          23,455
Interest income .............................           3,917              561              310           (3,905)             883
Interest expense ............................         (23,210)            (298)          (1,228)           1,542          (23,194)
Miscellaneous, net ..........................            (123)              --               --               --             (123)
Dividend income .............................           8,471            1,367               --           (9,838)              --
                                                    ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing
  operations before income taxes ............           1,117            1,433           11,261          (12,790)           1,021
Income taxes ................................            (277)          (3,252)          (5,451)              --           (8,980)
                                                    ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations ....             840           (1,819)           5,810          (12,790)          (7,959)
Income from discontinued operations .........           2,556               --               --               --            2,556
                                                    ---------        ---------        ---------        ---------        ---------
Net income (loss) ...........................       $   3,396       $   (1,819)       $   5,810       $  (12,790)      $   (5,403)
                                                    =========        =========        =========        =========        =========


                                                                               Year Ended December 31, 2001
                                                                               ----------------------------
                                                           Parent        Guarantors    Non-guarantors   Eliminations    Consolidated
                                                           ------        ----------    --------------   ------------    ------------
Net cash provided by (used in) operating activities       $(35,113)       $ 69,195        $  5,222        $(29,856)       $  9,448
                                                          --------        --------        --------        --------        --------
Proceeds from sales of property                                 --             182           3,480              --           3,662
Equity contributions into subsidiaries                          --          (8,002)             --           8,002              --
Purchases of property, plant and equipment, net                 --         (13,674)         (7,602)             --         (21,276)
                                                          --------        --------        --------        --------        --------
Net cash used in investing activities                           --         (21,494)         (4,122)          8,002         (17,614)
Debt (payments)                                             (7,375)             --           2,034              --          (5,341)
Common stock transactions                                     (175)             --              --              --            (175)
Intercompany loans                                          36,228         (35,588)           (640)             --              --
Costs associated with debt                                    (636)             --              --              --            (636)
Dividends paid                                                  --         (14,928)        (14,928)         29,856              --
Equity contributions into subsidiaries                          --              --           8,002          (8,002)             --
                                                          --------        --------        --------        --------        --------
Net cash provided by (used in) financing activities         28,042         (50,516)         (5,532)         21,854          (6,152)
Effect of exchange rate changes on cash                         --              --            (312)             --            (312)
                                                          --------        --------        --------        --------        --------
Net increase (decrease) in cash and
         cash equivalents                                   (7,071)         (2,815)         (4,744)             --         (14,630)
Cash and cash equivalents at beginning of period             7,076           2,847           7,153              --          17,076
                                                          --------        --------        --------        --------        --------
Cash and cash equivalents at end of period                $      5        $     32        $  2,409        $     --        $  2,446
                                                          ========        ========        ========        ========        ========

                                                                               YEAR ENDED DECEMBER 31, 2000
                                                                               ----------------------------
                                                          PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                          ------        ----------    --------------   ------------    ------------
Net cash provided by (used in) operating
  activities .....................................       $(28,229)       $ 55,580        $ 34,569       $ (39,085)       $ 22,835
                                                         --------        --------        --------        --------        --------
Investments in subsidiaries ......................             --          (3,300)             --           3,300              --
Purchases of property, plant and equipment, net ..             --          (5,886)         (9,602)             --         (15,488)
                                                         --------        --------        --------        --------        --------
Net cash used in investing activities ............             --          (9,186)         (9,602)          3,300         (15,488)
Issuance of preferred stock and common stock .....            750              --              --              --             750
Costs associated with equity transaction .........         (1,195)             --              --              --          (1,195)
Debt proceeds (payments) .........................         (1,625)             --            (213)             --          (1,838)
Intercompany loans ...............................         41,028         (41,099)             71              --              --
Price adjustment on previously
  purchased treasury stock .......................         (8,316)             --              --              --          (8,316)
Payment of accrued deferred finance fees .........         (1,161)             --              --              --          (1,161)
Repurchase of common stock .......................           (400)             --              --              --            (400)
Equity contributions into subsidiaries ...........             --              --           3,300          (3,300)             --
Dividends paid ...................................             --         (12,727)        (26,358)         39,085              --
                                                         --------        --------        --------        --------        --------
Net cash used in financing activities ............         29,081         (53,826)        (23,200)         35,785         (12,160)
Effect of exchange rate changes on cash ..........             --              --          (1,909)             --          (1,909)
                                                         --------        --------        --------        --------        --------
Net increase (decrease) in cash and
  cash equivalents ...............................            852          (7,432)           (142)             --          (6,722)
Cash and cash equivalents at beginning of period .          6,224          10,279           7,295              --          23,798
                                                         --------        --------        --------        --------        --------
Cash and cash equivalents at end of period .......       $  7,076        $  2,847        $  7,153        $     --        $ 17,076
                                                         ========        ========        ========        ========        ========


                                                                                YEAR ENDED DECEMBER 31, 1999
                                                                                ----------------------------
                                                           PARENT       GUARANTORS     NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                           ------       ----------     --------------   ------------   ------------
Net cash provided by operating activities ........       $  26,604       $  14,912        $  17,596       $  (9,838)     $  49,274
                                                         ---------       ---------        ---------       ---------      ---------
Purchases of property, plant and equipment, net ..          (7,042)         (2,948)          (4,510)             --        (14,500)
                                                         ---------       ---------        ---------       ---------      ---------
Net cash used in investing activities ............          (7,042)         (2,948)          (4,510)             --        (14,500)
Issuance of preferred stock and common stock .....         190,594              --               --              --        190,594
Costs associated with equity transaction .........         (11,042)             --               --              --        (11,042)
Debt proceeds ....................................         350,066              --               --              --        350,066
Purchase of treasury stock .......................        (508,315)             --               --              --       (508,315)
Payment of accrued deferred finance fees .........         (15,547)             --               --              --        (15,547)
Dividends paid ...................................         (24,811)         (1,857)          (7,981)          9,838        (24,811)
                                                         ---------       ---------        ---------       ---------      ---------
Net cash used in financing activities ............         (19,055)         (1,857)          (7,981)          9,838        (19,055)
Effect of exchange rate changes on cash ..........              --              --            1,019              --          1,019
                                                         ---------       ---------        ---------       ---------      ---------
Net increase (decrease) in cash and
  cash equivalents ...............................             507          10,107            6,124              --         16,738
Cash and cash equivalents at beginning of period .           5,717             172            1,171              --          7,060
                                                         ---------       ---------        ---------       ---------      ---------
Cash and cash equivalents at end of period .......       $   6,224       $  10,279        $   7,295       $      --      $  23,798
                                                         =========       =========        =========       =========      =========

5.       OPERATING LEASES

         The Company leases various manufacturing facilities and office space. Lease terms are generally from two to five years. Future minimum payments under operating leases with initial terms of one year or more are as follows:

2002...................................................     $     1,896
2003...................................................           1,704
2004...................................................           1,604
2005...................................................             440
2006...................................................             174
Thereafter.............................................           1,419
                                                            -----------
                                                            $     7,237

         Rent expense was $2,210, $2,846, and $2,385 for the years ended December 31, 2001, 2000, and 1999, respectively.

6.       RETIREMENT PLANS

         The Company has several noncontributory defined-benefit plans covering approximately 80% of its U.S. employees. Benefits for salaried plans are generally based on salary and years of service, while hourly plans are based upon a fixed benefit rate in effect at retirement date and years of service. The Company's funding of the plans is equal to the minimum contribution required by ERISA. The following summarizes the activity related to the Company's domestic plans:

                                                                                  2001                      2000
                                                                                  ----                      ----
Change in benefit obligation:
Benefit obligation at beginning of year...................................   $       53,591          $       53,531
Service cost..............................................................            1,774                   2,110
Interest cost.............................................................            3,828                   3,700
Plan amendments...........................................................              102                      --
Curtailment (gain)........................................................               --                  (2,611)
Actuarial (gain) or loss .................................................              383                  (1,329)
Benefits paid.............................................................           (2,743)                 (1,810)
                                                                             --------------          --------------
Benefit obligation at end of year.........................................           56,935                  53,591
Change in plan assets:
Fair value of plan assets at beginning of year............................           60,302                  60,113
Actual return on plan assets..............................................           (4,383)                  1,999
Benefits paid.............................................................           (2,743)                 (1,810)
                                                                             ---------------         --------------
Fair value of plan assets at end of year..................................           53,176                  60,302
                                                                             --------------          --------------
Funded status.............................................................           (3,759)                  6,711
    Unrecognized actuarial gain...........................................           (3,590)                (13,515)
    Unrecognized transition asset.........................................               --                      --
    Unrecognized prior service cost.......................................              720                     846
                                                                             --------------          --------------
Net amount recognized.....................................................   $       (6,629)         $       (5,958)
                                                                             ==============          ==============
Amounts recognized in the statement of financial
  position consist of accrued benefit liability...........................   $       (6,629)         $       (5,958)
                                                                             ==============          ==============

                                                            2001                    2000                 1999
                                                            ----                    ----                 ----
Weighted-average assumption as of December 31:
Discount rate........................................           7.00%                   7.25%                7.50%
Expected return on plan assets.......................           8.00%                   8.00%                8.00%
Rate of compensation increase........................           5.20%                   5.20%                6.00%
Components of net periodic benefit cost:
Service cost.........................................  $        1,774          $        2,110       $        2,548
Interest cost........................................           3,828                   3,700                3,671
Expected return on plan assets.......................          (4,668)                 (4,403)              (4,086)
Amortization of prior service cost...................             229                     333                  333

Amortization of transitional asset...................              --                    (132)                (265)
Recognized actuarial (gain)..........................            (491)                   (677)                  --
                                                       --------------          --------------       --------------
Net periodic benefit cost............................  $          672          $          931       $        2,201
                                                       ==============          ==============       ==============

         The Company also has defined-benefit plans covering certain of its foreign employees. The accrued pension liability related to these plans was $1,954 and $1,944 at December 31, 2001 and 2000, respectively. Deferred pension assets related to these plans were $177 and $434 at December 31, 2001 and 2000, respectively. The net periodic benefit cost related to these plans was $344, $1,355, and $815, for the years ended December 31, 2001, 2000, and 1999, respectively.

         The Company has a defined-contribution plan covering substantially all of its U.S. employees. The plan has funding provisions which, in certain situations, require Company contributions based upon a formula relating to employee gross wages, participant contributions, or hours worked. The plan also allows for additional discretionary Company contributions based upon profitability. The contributions made by the Company to the plan for 2001, 2000, and 1999 were $731, $481, and $315, respectively.

7.       STOCK OPTIONS

         The Company implemented the 2001 Stock Option Plan (Option Plan) during 2001. Eligibility for the Option Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only from and after an initial public offering (IPO) at a price per share equal to eighty percent of the price per share which the underwriters pay for the stock in connection with an initial public offering. Options are exercisable for fifty percent (50%) of the shares on the second anniversary of the grant, and for one hundred percent (100%) of the shares after the third anniversary of the grant. Options expire ten years from the date of the grant. As of December 31, 2001 options for 316,733 had been granted. The Company will record a charge for the difference between the exercise price and the IPO price of these options upon the completion of the IPO.

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

        The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                      ACOUSTIC AND
                                       HEARING AID      INFRARED          AUTOMOTIVE
                                       COMPONENTS      TECHNOLOGY         COMPONENTS     TOTAL
                                       ----------      ----------         ----------     -----
2001
Revenues from external customers        $138,925         $33,934          $50,862         $223,721
Operating income (loss)                   55,492          (2,839)           4,974           57,627

2000
Revenues from external customers        $140,832         $35,576          $61,715         $238,123
Operating income (loss)                   45,652           2,896             (543)          48,005

1999
Revenues from external customers        $135,355         $32,311          $61,440         $229,106
Operating income (loss)                   39,379           1,293           (1,568)          39,104

        The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of December 31, 2001, 2000, and 1999 were $104,505, $117,982, and $117,336, respectively. Depreciation expense associated with these assets was $8,244, $8,219, and $7,462 for the years ended December 31, 2001, 2000, and 1999, respectively. Total capital expenditures for the hearing aid components operating segment and the acoustic and infrared technology operating segment were $18,200, $10,251, and $9,290 for the years ended December 31, 2001, 2000, and 1999, respectively. Due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are made based on their respective revenues.

        The total assets of the automotive components business unit were $64,712, $53,734, and $48,212 as of December 31, 2001, 2000, and 1999,
respectively. Depreciation expense associated with these assets was $2,656, $3,095, and $5,087 for the years ended December 31, 2001, 2000, and 1999, respectively. The total capital expenditures for the automotive component business unit were $3,076, $5,900, and $5,063 for the years ended December 31, 2001, 2000, and 1999.

        In 2001, the Company continued with restructuring of its worldwide manufacturing operations and recorded restructuring expenses of $317, which affected the operating segments as follows: hearing aid components ($3,292), acoustic and infrared technology $357, automotive components $1,032, with the remaining amount of $2,220 impacting corporate. The charge for hearing aid components includes a gain on the sale of UK facility of $3,046.

        In 2000, the Company announced a restructure of its worldwide manufacturing operations and recorded restructuring expenses of $18,440, which affected the operating segments as follows: hearing aid components $8,498, acoustic and infrared technology $116, automotive components $5,988 with the remaining amount of $3,838 impacting corporate.

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

        The following is a reconciliation of segment operating income and assets to the Company's consolidated totals:


                                                                                    YEAR ENDED DECEMBER 31
                                                                                    ----------------------
                                                                           2001              2000             1999
                                                                           ----              ----             ----
PROFIT OR LOSS
Total operating income for reportable segments .................        $  57,627         $  48,005         $  39,104
Unallocated amount - corporate overhead ........................          (12,744)           (8,275)           (4,975)
Corporate restructuring and recapitalization expenses ..........           (2,220)           (3,838)          (10,674)
                                                                        ---------         ---------         ---------
Total consolidated operating income ............................           42,663            35,892            23,455
Other expense ..................................................          (37,610)          (42,382)          (22,434)
                                                                        ---------         ---------         ---------
Income (loss) from continuing operations before income taxes ...        $   5,053         $  (6,490)        $   1,021
                                                                        =========         =========         =========

ASSETS
Total assets for reportable segments ...........................        $ 169,217         $ 171,716         $ 165,548
Adjustment for actual foreign currency exchange rates and other             8,665            20,041            24,786
                                                                        ---------         ---------         ---------
Total consolidated assets ......................................        $ 177,882         $ 191,757         $ 190,334
                                                                        =========         =========         =========

GEOGRAPHIC INFORMATION
Revenues (based on origination of product shipment):
   United States ...............................................        $ 135,352         $ 136,946           133,198
   Germany .....................................................           17,856            23,504            29,539
   United Kingdom ..............................................           40,706            34,937            32,160
   Other geographic areas ......................................           29,807            42,736            34,209
                                                                        ---------         ---------         ---------
                                                                        $ 223,721         $ 238,123         $ 229,106
                                                                        =========         =========         =========

LONG-LIVED ASSETS
United States ..................................................        $  32,028         $  29,849         $  28,911
Germany ........................................................            2,126             3,399             4,519
Malaysia .......................................................            7,500             8,162             7,300
Taiwan .........................................................            6,289             6,713             7,980
Hungary ........................................................            8,830             6,466             2,440
Other geographic areas .........................................           11,959             9,800             9,495
                                                                        ---------         ---------         ---------
                                                                        $  68,732         $  64,389         $  60,645
                                                                        =========         =========         =========


MAJOR CUSTOMERS

The Company is dependent on sales of products to a small number of large customers. The Company's top ten customers accounted for approximately 59%, 57%, and 55%, of consolidated sales in 2001, 2000, and 1999 respectively. Revenues from one customer accounted for approximately 12%, 15% and 11% of consolidated revenues in 2001, 2000, and 1999 respectively.

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

         Revenues, principally interest, loan fees, and lease income, were $0, $0, and $3,053 in fiscal 2001, 2000 and 1999 respectively.

10.     RESTRUCTURING EXPENSES

         The Company announced a major restructuring in March 2000, resulting in a first quarter charge of $20,094. Under the restructuring plan, the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consisted almost entirely of severance payments to terminated employees and outplacement expenses. Through December 31, 2000, 678 positions were eliminated of the 1,047 total positions that were planned to be eliminated in the restructuring, and $7,779 was spent on severance and outplacement costs. The accrued restructuring liability was increased during 2000 by $571 to reflect higher estimated severance costs. The restructuring expenses were reduced in 2000 by $2,225 due to a pension curtailment gain realized on the U.S. pension plans. Through December 31, 2001, 976 positions have been eliminated of the 1,047 total positions that will be eliminated in the restructuring. During 2001, $9,891 was spent on severance and outplacement costs and the accrued liability was further reduced by foreign currency translation of $426. The accrued restructuring liability was increased during 2001 by $1,628 to reflect higher estimated severance costs. Restructuring expenses were incurred in 2001 for facility closure costs of $143, net loss on the disposal of assets other than the United Kingdom facility of $56, employee outplacement costs of $876 and obsolete inventory of $660. The gain on the sale of the United Kingdom facility was $3,046.

         At the five facilities where production was eliminated, the number of positions eliminated at each facility and the final production dates at each facility are as follows: (1) Burgess Hill, United Kingdom; 133 positions; June 2000, (2) Itasca, Illinois; 262 positions; September 2000, (3) Taipei, Taiwan; 220 positions; March 2001, (4) Rolling Meadows, Illinois; 16 positions; March 2001, (5) Hohenkirchen, Germany; 180 positions; September 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

NAME                                           AGE                POSITION
----                                           ---                --------
Reg G. Garratt...........................      72      Chairman; Class B Director
James E. Knowles.........................      71      Class B Director
Kenneth John Terry.......................      37      Class A Director
Kevin Luzak..............................      38      Class A Director
John J. Zei..............................      57      President and Chief Executive Officer, Class B Director
James F. Brace...........................      56      Executive Vice President and Chief Financial Officer
Patrick W. Cavanagh......................      49      Vice President and General Manager Automotive Components
Peter H. Stevens, Jr.....................      51      Vice President and General Manager Emkay
Stephen D. Petersen......................      43      Vice President Finance and Secretary

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

         Kenneth John Terry is a partner of Doughty Hanson & Co. Limited, where he has spent his entire professional career since its foundation in 1986. Mr. Terry currently serves on the Board of Directors of Dunlop Standard Aerospace Group, Ilford Imaging Limited, Impress Group B.V., RHM Limited, LM Group Holdings A/S. He is a graduate of University of Leeds.

         Kevin Luzak is a corporate director of Doughty Hanson & Co., Inc. Prior to his current position, he served in various positions at Salomon Brothers Inc from 1991 to 1998. Mr. Luzak currently serves on the Board of Directors of Dunlop Standard Aerospace Group Limited, Knowles Electronics, Inc., North American Membership Group, Inc. Trend Technologies, Inc., Coastal Lumber Company, Inc., and Neartek, Inc.

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

         Peter H. Stevens, Jr. joined Knowles in January, 2001 as Vice President, General Manager of the EMKAY Innovative Products division. Prior to joining Knowles, he was Senior Vice President, Western Region General Manager of Distribution Dynamics, an integrated supply chain management company to the manufacturing industry. From 1990 to 1998, he served as Vice President General Manager of the U.S. operations for Hirose Electric of Japan, a global manufacturer of electronic and fiber optic connectors. He is a graduate of the University of California, Santa Barbara and the University of California, Irvine.

         Stephen D. Petersen joined Knowles in 1980 and served in various accounting positions including Assistant Treasurer and Vice President - Controller of KE. He was promoted to Vice President Finance in September 1999. Mr. Petersen is a graduate of Augustana College, holds a Master of Management degree from Northwestern University, and is a certified public accountant.

ITEM 11.

                            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides information concerning the compensation we paid to our senior officers for 2001, 2000, and 1999:

                                                                                                 LONG-TERM
                                                              ANNUAL COMPENSATION              COMPENSATION
                                               ---------------------------------------------  --------------
                                                                                                SECURITIES
                                                                               OTHER ANNUAL     UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR          SALARY        BONUS       COMPENSATION    OPTIONS/SARS      COMPENSATION (4)
---------------------------            ----          ------        -----       ------------    ------------      ----------------
Reg G. Garratt                         2001     $  414,050     $  50,000           -                -            $         8,721
       Chairman                        2000        414,050       104,341           -                -                      4,113
                                       1999        410,294       101,608           -                -                  3,715,691

John J. Zei                            2001        417,194       125,000           -                -                      6,058
       President and Chief             2000        374,815       413,673           -                -                    117,711
          Executive Officer            1999              -             -           -                -                          -

James F. Brace                         2001        249,784        85,000           -                -                      6,198
       Executive Vice President        2000        219,235       184,835           -                -                      4,750
          and Chief Financial Officer  1999              -             -           -                -                          -

Patrick W. Cavanagh                    2001        175,891        71,759      10,500 (3)            -                      7,820
       Vice President & General        2000        160,333       151,109           -                -                      3,683
       Manager Automotive Components   1999        173,821         5,445   $  23,746 (1)            -                    441,113

Peter H. Stevens, Jr.                  2001        191,783        26,777           -                -                    131,754
       Vice President & General        2000              -             -           -                -                          -
       Manager Emkay (2)               1999              -             -           -                -                          -

(1) Expenses and allowances associated with Mr. Cavanagh's two year relocation to Germany.

(2)      Peter H. Stevens, Jr. joined Knowles January, 29, 2001.

(3)      Reimbursement for executive medical.

(4) The following chart is a breakdown of the payments made to the executive officers under the heading "All Other Compensation". The Success Bonuses represent one-time payments made to the executive officers in 1999 in connection with the sale of the company. Similarly, the Tenure Bonuses represent a one-time payment to each employee in connection with the sale of the company. Payments were made to the executive officers under the Supplemental Executive Retirement Plan in connection with the Plan's termination in 1999. The Company also made contributions to the Knowles Electronics, Inc. Employee Retirement Savings 401(k) Plan on behalf of the executive officers and paid life insurance premiums on behalf of the executive officers in the amounts set fourth in the chart.

                                                                    SUPPLEMENTAL       KNOWLES            LIFE
                                          SUCCESS        TENURE       EXECUTIVE       401(k) PLAN       INSURANCE         MOVING
EXECUTIVE                    YEAR          BONUS          BONUS    RETIREMENT PLAN   CONTRIBUTIONS      PREMIUMS         EXPENSES
---------                    ----          -----          -----    ---------------   -------------      ---------        --------
Reg G. Garratt               2001       $         -     $     -        $         -          $5,100     $    3,621                -
                             2000                 -           -                  -           1,700          2,413                -
                             1999         2,226,000       2,100          1,483,406           1,600          2,585                -

John J. Zei                  2001                 -           -                  -           5,250            808                -
                             2000                 -           -                  -           3,400          1,703       $  112,608
                             1999                 -           -                  -               -              -                -

James F. Brace               2001                 -           -                  -           5,250            948                -
                             2000                 -           -                  -           3,909            841                -
                             1999                 -           -                  -               -              -                -

Patrick W. Cavanagh          2001                 -           -                  -           5,100          2,720                -
                             2000                 -           -                  -           2,625          1,058                -
                             1999           397,500         350             40,918           1,287          1,058            1,058

Peter H. Stevens, Jr.        2001                 -           -                  -           1,730            295          129,729
                             2000                 -           -                  -               -              -                -
                             1999                 -           -                  -               -              -                -

EXECUTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         In connection with the Recapitalization all outstanding stock appreciation rights and options were surrendered in exchange for a cash payment. Our senior officers surrendered their then outstanding stock appreciation rights and options in exchange for a cash payment equal to the aggregate book value increases in the value of the underlying stock through December 31, 1998. As a result, Reg G. Garratt and Patrick W. Cavanagh, received $818,080 and $221,180 respectively. The SAR Plan was terminated as of the Recapitalization.

PENSION PLAN

         The following table provides information concerning the estimated annual pension benefit we pay to employees of KE and SSPI on their retirement, based upon their years of service and their average monthly earnings prior to their retirement (as described below).

                                                                    YEARS OF SERVICE
REMUNERATION                                      15          20          25           30          35
------------                                      --          --          --           --          --
$ 125,000..............................         $34,000     $45,000     $56,000      $56,000     $56,000
150,000.................................         41,000      55,000      69,000       69,000      69,000
175,000.................................         48,000      64,000      80,000       80,000      80,000
200,000.................................         48,000      64,000      80,000       80,000      80,000
225,000.................................         48,000      64,000      80,000       80,000      80,000
250,000.................................         48,000      64,000      80,000       80,000      80,000
275,000.................................         48,000      64,000      80,000       80,000      80,000
300,000.................................         48,000      64,000      80,000       80,000      80,000
325,000.................................         48,000      64,000      80,000       80,000      80,000
350,000.................................         48,000      64,000      80,000       80,000      80,000
400,000.................................         48,000      64,000      80,000       80,000      80,000
450,000.................................         48,000      64,000      80,000       80,000      80,000
500,000.................................         48,000      64,000      80,000       80,000      80,000

         Our pension plan, which became effective on July 1, 1963, is a non-contributory defined benefit plan covering employees of the KE business unit and SSPI. As of December 31, 2001, Reg G. Garratt, John Zei, Jim Brace, Patrick
W. Cavanagh, and Peter H. Stevens, Jr. have 24, 2, 2, 9 and 1 credited years of service, respectively. Under the plan, a participant who terminates employment with a vested benefit, and either immediately or at a later date attains his or her early or normal retirement age is entitled to receive a monthly pension benefit commencing on his or her normal or deferred retirement date., which may be an early retirement date. Normal retirement is at age 65. However, early retirement may commence any first of the month following attainment of age 55, but benefits are actuarially reduced for early retirement. The retirement benefit payable under the plan is equal to 2% of a participant's average monthly covered compensation during the five consecutive years during which such participant received his or her highest earnings within the ten year period ending on the date of termination, multiplied by credited service up to a maximum of twenty-five years, reduced by the participant's Social Security offset allowance. Under the plan, the Social Security offset allowance is equal to the product of 0.65% multiplied by (i) the participant's years of credited service up to a maximum of twenty-five years and (ii) the lessor of: (A) the participant's average monthly earnings over the three years prior to termination or (B) 1/12th of the average of the Social Security taxable wage base for the 35 year period ending with the last day of the calendar year in which the participant attains Social Security retirement age.

         Effective January 1, 1998, we established the Supplemental Executive Retirement Plan, an excess benefit plan designed to provide certain of our employees with benefits in excess of those otherwise permitted under our pension plan due to the compensation and benefit limitations placed on qualified retirement plans under the Internal Revenue Code of 1986, as amended. Benefits under the Supplemental Executive Retirement Plan were paid to the following individuals in the corresponding amounts immediately prior to the Recapitalization and the Supplemental Executive Retirement Plan was terminated as of the Recapitalization: Mr. Garratt: $1,483,406; Mr. Cavanagh:
$40,918.

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

         We maintain a Change in Control Severance Pay Plan to provide for the payment of severance benefits to selected executives whose employment terminates in connection with a change in control of Knowles Electronics, Inc. Patrick W. Cavanagh participated in the Change in Control Severance Pay Plan. According to the terms of the Change in Control Severance Pay Plan, the executive is entitled to receive up to two times his annual base salary and bonus, less any salary and bonus paid to the executive after the change in control, if we terminate a participating executive's employment without cause or the executive terminates his employment as a result of an adverse modification to the terms of the executive's employment during the two-year period following a change in control of Knowles. The Recapitalization constitutes a change in control under the Change in Control Severance Pay Plan.

         In 1998, we entered into success bonus agreements with our senior officers (at that time) to provide incentives for such officers to assist in a successful sale of the business. The agreements provide for us to pay the senior officers a percentage of the sale price of Knowles as follows: Reg G. Garratt:
0.42% and Patrick W. Cavanagh: 0.075%. Payment was made under each of the success bonus agreements at the time of the Recapitalization.

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

         In connection with the commencement of his employment, Mr. Brace purchased $200,000 of common stock with his own funds and will have the opportunity to purchase an additional $125,000 worth of Knowles' common stock at $30 per share with his own funds. The stock is subject to the Stockholders' and Registration Rights Agreements described under the heading "Related Party Transactions."

         Effective January, 2001, Peter H. Stevens, Jr. became the Vice President and General Manager - Emkay, with an annual salary of $210,000 and eligibility to participate in certain bonus plans generally available for senior management of Knowles.

         In connection with his employment, Mr. Stevens is eligible to receive Common Stock in the amount of $200,000, of which $100,000 will be available as part of his 2001 year-end incentive and the remaining $100,000 as part of the his 2002 year-end incentive calculation.

EXECUTIVE STOCK PURCHASE AGREEMENT

\
         In connection with the purchase of Class A Common Stock by members of management, each executive purchasing stock entered into an Executive Stock Purchase Agreement with Knowles and Key Acquisition, LLC. Among other things, the Executive Stock Purchase Agreements (i.) define Vested Stock, the Executive's Put Option, and the Company's Call Option, (ii.) provides for restrictions on the executive from competing with Knowles or soliciting its employees and (iii.) provides for severance benefits to the executive under certain circumstances.


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

ITEM 12.

                        SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is certain information, as of February 28, 2002, concerning (a) the beneficial ownership of our voting securities by entities and persons who beneficially own more than 5% of our voting securities and (b) the ownership of our securities by our executive officers and directors. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.


                                                                 AMOUNT
                                                              BENEFICIALLY          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNED(2)           OF CLASS
---------------------------------------                         --------           --------
Key Acquisition, L.L.C.
    c/o Doughty Hanson & Co. Limited
    Times Place, 45 Pall Mall, London SW1Y 5JG,
    England..............................................           800,000            81.5%
Doughty Hanson & Co. Limited(3)
    Times Place, 45 Pall Mall, London SW1Y 5JG,
    England..............................................           800,000            81.5%

(1) After the Recapitalization, various members of the Knowles family and trusts for the benefit of members of the Knowles family hold in the aggregate 100,000 shares of common stock, or 10.2% of currently outstanding shares of common stock. Such stockholders have the right to elect one of our directors pursuant to a stockholders' agreement with Key Acquisition, L.L.C. We have no reason to believe that various members of the Knowles family and trusts for the benefit of members of the Knowles family constitute a group, as that term is in
         Section 13(d)(3) of the Exchange Act.

(2)      Class A Common Stock

(3) Consists only of shares of Knowles owned by Key Acquisition, L.L.C., all of whose membership interests are held by limited partnerships for which Doughty Hanson acts as general partner.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                                                                         AMOUNT
                                                                      BENEFICIALLY     PERCENT
NAME OF BENEFICIAL OWNER                         TITLE OF CLASS          OWNED        OF CLASS
------------------------                         --------------          -----        --------
Reg G. Garratt...........................       Class A Common           20,000          2.0%
James E. Knowles.........................       Class A Common            9,947          1.0
                                                Series A Preferred        2,045          0.2
Kenneth John Terry.......................                   --               --           --
Kevin Luzak..............................                   --               --           --
John J. Zei..............................       Class A Common           16,667          1.7
James F. Brace...........................       Class A Common           10,833          1.1
Patrick W. Cavanagh......................       Class A Common           10,000          1.0
Peter H. Stevens Jr......................       Class A Common            3,333          0.3
Stephen D. Petersen......................       Class A Common            3,333          0.3
Combined holdings of directors and.......       Class A Common           70,780          7.6%
    executive officers as a group........       Series A Preferred        2,045          0.2%

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

LOAN TO JAMES F. BRACE

         Knowles has loaned $50,000 to Mr. Brace, due on or before May 31, 2002, in connection with his employment. Knowles has also loaned $125,000 to Mr. Brace to purchase Knowles common stock at fair market value.

LOAN TO PETER H. STEVENS, JR.

         In connection with the commencement of his employment, Knowles agreed to loan Mr. Stevens up to $400,000 for a real estate bridge loan. The bridge loan was repaid in full.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             PAGE
                                                                                                             ----
a)           1. Financial Statements-

                       Consolidated balance sheets-December 31, 2001 and 2000.............................   39
                       Consolidated statements of operations for each of the three years
                             in the period ended December 31, 2001........................................   40
                       Consolidated statements of stockholders' equity for each of
                             the three years in the period ended December 31, 2001........................   41
                       Consolidated statements of cash flows for each of the three
                             years in the period ended December 31, 2001..................................   42
                       Notes to consolidated financial statements.........................................   43

             2. Schedules

                       The following consolidated financial schedule of Knowles Electronics
                       Holdings, Inc. is included in response to Item 14(a)

                       II - Valuation and Qualifying Accounts.............................................   68

                       All other schedules under Regulation S-X for Knowles Electronics
                       Holdings, Inc. have been omitted because they are either
                             non-applicable, not required or because the
                             information required is included in the financial
                             statements or notes thereto.

             3. Index to Exhibits.........................................................................   70

b)                     Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended December 31, 2001

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                      KNOWLES ELECTRONICS HOLDINGS, INC.

                                                                            Additions
                                                 Balance at                       Charge to other                      Balance at
                                                beginning of    Charge to costs     accounts -       Deductions -        end of
                                                   period         and expenses       describe          describe          period
                                                   ------         ------------       --------          --------          ------
                                                                                    (in thousands)
Year ended December 31, 2001 Reserves and
     allowances deducted from asset accounts:
          Allowance for doubtful accounts          $ 1,675           $     29                          $   609  (1)      $ 1,095
          Allowance for obsolete inventory           8,167              3,976                            2,092  (2)       10,051

Year ended December 31, 2000 Reserves and
     allowances deducted from asset accounts:
          Allowance for doubtful accounts          $ 1,200           $    542                          $    67  (3)      $ 1,675
          Allowance for obsolete inventory          12,111              2,910                            6,854  (4)        8,167

Year ended December 31, 1999 Reserves and
     allowances deducted from asset accounts:
          Allowance for doubtful accounts          $ 1,518           $    738                          $ 1,056  (5)      $ 1,200
          Allowance for obsolete inventory           6,245              6,915                            1,049  (6)       12,111

(1) Uncollectible accounts written off, payments received of $120 and foreign currency translation gain of $11.
(2) Disposal of obsolete inventory and foreign currency translation gain of $135.
(3) Uncollectible accounts written off.
(4) Disposal of obsolete inventory and foreign currency translation gain of $293.
(5) Uncollectible accounts written off and foreign currency translation gain of $46.
(6) Disposal of obsolete inventory and foreign currency translation gain of $536.

                                  SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                        KNOWLES ELECTRONICS HOLDINGS, INC.
                                   (Registrant)

                             By:    /s/ JOHN J. ZEI
                                    -------------------------------------
                                    John J. Zei
                                    President and Chief Executive Officer

Dated: May 22, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                         TITLE                                   DATE
---------                         -----                                   ----
/s/ REG G. GARRATT                Chairman and Class B Director
---------------------------
Reg G. Garratt

/s/ JOHN J. ZEI                   President and Chief Executive Officer
---------------------------       Class B Director
John J. Zei

/s/ JAMES F. BRACE                Executive Vice President
---------------------------       and Chief Financial Officer
James F. Brace

/s/ KENNETH JOHN TERRY            Class A Director
---------------------------
Kenneth John Terry

/s/ KEVIN LUZAK                   Class A Director
---------------------------
Kevin Luzak

/s/ STEPHEN D. PETERSEN           Vice President Finance and Secretary
---------------------------
Stephen D. Petersen

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

10.17 - Commission Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-40076)

10.18 - Stockholders Agreement dated as of June 30, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Vendor Group, Morgan Stanley Senior Funding, Inc., Chase Securities, Inc. and The Chase Manhattan Bank (incorporated by reference to
         Exhibit 10.18 to Registration Statement No. 333-40076)

10.19 - Registration Rights Agreement, dated as of June 20, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Existing Holder Group, Morgan Stanley Senior Funding Inc., Chase Securities Inc. and The Chase Manhattan Bank
         (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-40076)

10.20 - Amendment No. 3 dated as of December 12, 2001 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999 and April 10, 2000, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager.

10.21 - Amendment No. 4 and Waiver dated as of May 10, 2002 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1000 April 10, 2000 and December 12, 2001, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager.

10.22 - Investor Funding Agreement dated as of May 10, 2002 among Key Acquisition, LLC, a Delaware limited liability company, Knowles Electronics Holdings, Inc., a Delaware limited liability company, and JP Morgan Chase Bank, in its capacity as Administrative Agent for the lenders under the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager.

12.1 -   Calculation of Ratio of Earnings to Fixed Charges

18.1 -   Letter regarding change in accounting principle.

21.1 -   List of Subsidiaries