Form 10-Q
period 2002-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2002-05-30
CIK 1099373

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-40076

                       KNOWLES ELECTRONICS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-2270096
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
             1151 MAPLEWOOD DRIVE                                  60143
               ITASCA, ILLINOIS                                  (Zip Code)
   (Address of principal executive offices)

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

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
  Consolidated Statements of Operations for the three months
     ended March 31, 2002 and 2001..........................    1
  Consolidated Balance Sheets as of March 31, 2002 and
     December 31, 2001......................................    2
  Consolidated Statements of Cash Flows for the three months
     ended March 31, 2002 and 2001..........................    3
  Notes to the Consolidated Financial Statements............    4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................   13
Item 3.  Qualitative and Quantitative Disclosures about
  Market Risk...............................................   17

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities and Use of Proceeds -- None
Item 3.  Defaults Upon Senior Securities -- None
Item 4.  Submission of Matters to a Vote of Security
  Holders -- None
Item 5.  Other Information -- None
Item 6.  Exhibits and Report on Form 8-K....................   17

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2002        2001
                                                              -------   ----------
                                                                        (RESTATED)
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales...................................................  $51,006    $ 54,729
Cost of sales...............................................   29,661      29,715
                                                              -------    --------
Gross margin................................................   21,345      25,014
Research and development expenses...........................    3,479       3,562
Selling and marketing expenses..............................    3,604       3,410
General and administrative expenses.........................    6,346       6,872
Restructuring expenses......................................       11         285
                                                              -------    --------
Operating income............................................    7,905      10,885
Other income (expense):
Interest income.............................................        2          78
Interest expense............................................   (8,896)    (10,199)
                                                              -------    --------
Income (loss) before income taxes...........................     (989)        764
Income taxes................................................     (582)         95
                                                              -------    --------
Net income (loss)...........................................  $  (407)   $    669
                                                              =======    ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   6,865    $   2,446
  Accounts receivable, net..................................     41,062       39,113
  Inventories, net..........................................     44,924       46,662
  Prepaid expenses and other................................      5,256        6,082
  Deferred taxes, current portion...........................      6,135        6,096
                                                              ---------    ---------
Total current assets........................................    104,242      100,399
Property, plant and equipment, at cost:
  Land......................................................      6,827        6,829
  Building and improvements.................................     32,384       32,464
  Machinery and equipment...................................     62,220       62,026
  Furniture and fixtures....................................     27,694       27,453
  Construction in progress..................................      7,319        5,559
                                                              ---------    ---------
     Subtotal...............................................    136,444      134,331
Accumulated depreciation....................................    (71,674)     (68,704)
                                                              ---------    ---------
     Net....................................................     64,770       65,627
Other assets, net...........................................      3,508        3,105
Deferred finance costs, net.................................      7,792        8,421
Deferred income taxes.......................................        330          330
                                                              ---------    ---------
     Total assets...........................................  $ 180,642    $ 177,882
                                                              =========    =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $  13,502    $  17,727
  Accrued compensation and employee benefits................      8,178        7,403
  Accrued interest payable..................................      9,944        5,096
  Accrued warranty and rebates..............................      7,271        7,545
  Accrued restructuring costs...............................      3,204        4,197
  Other liabilities.........................................      6,620        7,885
  Income taxes..............................................      5,083        6,940
  Short-term debt...........................................     11,579        5,287
  Current portion of notes payable..........................     11,250        9,000
                                                              ---------    ---------
Total current liabilities...................................     76,631       71,080
Accrued pension liability...................................      9,106        8,872
Other noncurrent liabilities................................         21            5
Notes payable...............................................    328,615      330,773
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $55,639 March 2002; $50,042
  December, 2001............................................    240,639      235,042
Stockholders' equity (deficit):
  Common stock, Class A, $0.001 par value, 1,052,632 shares
     authorized, outstanding: 981,667 March, 2002; 981,667
     December, 2001.........................................         --           --
  Common stock, Class B, $0.001 par value, 52,632 shares
     authorized, none ever issued...........................         --           --
  Capital in excess of par value............................     17,213       17,213
  Retained earnings (accumulated loss)......................   (483,938)    (477,937)
  Accumulated other comprehensive income -- translation
     adjustment.............................................     (7,645)      (7,166)
                                                              ---------    ---------
Total stockholders' equity (deficit)........................   (474,370)    (467,890)
                                                              ---------    ---------
Total liabilities and stockholders' equity (deficit)........  $ 180,642    $ 177,882
                                                              =========    =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2002        2001
                                                              -------   ----------
                                                                        (RESTATED)
                                                                 (IN THOUSANDS)
                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  (407)   $   669
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................    3,489      3,501
  Restructuring costs.......................................       11        285
  Amortization of deferred financing fees and debt
     discount...............................................      729        525
  Inventory obsolescence provision..........................      767        221
  Deferred income taxes.....................................      (39)         8
  Stock compensation........................................      200         --
  Change in assets and liabilities:
     Accounts receivable....................................   (1,949)       308
     Inventories............................................      971     (3,108)
     Other current assets...................................      297       (895)
     Accounts payable.......................................   (4,225)    (1,162)
     Accrued restructuring costs............................   (1,004)    (3,497)
     Accrued interest payable...............................    4,848      5,561
     Accrued compensation and benefits......................      775     (1,800)
     Other current liabilities..............................   (1,539)    (1,214)
     Other noncurrent liabilities...........................      250       (316)
     Income taxes payable...................................   (1,857)      (244)
                                                              -------    -------
Net cash provided by (used in) operating activities.........    1,317     (1,158)
INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net............   (2,890)    (5,794)
                                                              -------    -------
Net cash used in investing activities.......................   (2,890)    (5,794)
FINANCING ACTIVITIES
Debt proceeds (payments)....................................    6,292     (1,187)
Costs associated with debt..................................       (8)        --
Repurchase of common stock..................................     (200)        --
                                                              -------    -------
Net cash used in financing activities.......................    6,084     (1,187)
Effect of exchange rate changes on cash.....................      (92)      (311)
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........    4,419     (8,450)
Cash and cash equivalents at beginning of year..............    2,446     17,076
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 6,865    $ 8,626
                                                              =======    =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

1.  BASIS OF RECAPITALIZATION AND PRESENTATION

     On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C. (the Investor), and the preexisting common stockholders' of the Company. All of the membership interests of Key Acquisition LLC are held by limited partnerships for which Doughty Hanson & Co. Limited or its affiliates ("Doughty Hanson") act as general partner. The recapitalization transaction (the Recapitalization) closed on June 30, 1999.

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

     For the three months ended March 31, 2002 and 2001, total comprehensive
(loss) amounted to ($886) and ($748), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     In August 2001, the FASB issued SFAS No, 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. The impact of the adoption of this Statement did not have a material impact on the Company's financial statements.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended March 31, 2002 do not necessarily indicate the results that may be expected for the full year ending December 31, 2002. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K dated for the year ended December 31, 2001.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

2.  INVENTORY

     Inventories are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Raw materials & components..................................   $30,781      $30,985
Work in process.............................................     5,812        5,789
Finished goods..............................................    19,095       19,939
                                                               -------      -------
                                                                55,688       56,713
Less allowances for:
  Obsolescence and net realizable value.....................    10,764       10,051
                                                               -------      -------
                                                               $44,924      $46,662
                                                               =======      =======

3.  NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001 and May 10, 2002 with certain lenders ("Senior Credit Agreement"). The Senior Credit Agreement consists of $218,250 (as amended May 10, 2002), which provides for revolving loans of $18,250 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 3.50% (as amended May 10, 2002) or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 2.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 4.50% (as amended May 10, 2002) or (2) Alternate Base Rate plus an initial margin on 3.50%. The amendment to the Senior Credit Agreement dated May 10, 2002 increased the interest rate spread for each of the Term A Facility and Term B Facility by 0.50%. At March 31, 2002, the weighted average interest rate was 5.28% for the Term A Facility and 6.27% for the Term B Facility.

     The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Term A facility.............................................  $ 41,250      $ 41,250
Term B facility.............................................   147,750       147,750
Senior Subordinated Notes...................................   150,865       150,773
                                                              --------      --------
                                                               339,865       339,773
Less: Current portion.......................................    11,250         9,000
                                                              --------      --------
Total Long-term notes payable...............................  $328,615      $330,773
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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness, which is expressly not senior to the Notes.

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. The company was not in compliance with the required leverage ratio and interest coverage ratio under the Senior Credit Agreement as of March 31, 2002. Additionally, the company did not make the interest payment on the senior subordinated notes scheduled for April 15, 2002 on that date. An Amendment and Waiver to the Senior Credit Agreement was obtained dated as of May 10, 2002 and the Company made the interest payment on the senior subordinated notes that was scheduled for April 15, 2002 on May 14, 2002. The Amendment and Waiver waived the Company's non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for the periods after March 31, 2002 through the first quarter of 2003. This Amendment and Waiver also limits capital expenditures for the year 2002 to $15 million, prevents any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that can be applied to buying new assets and requires the Company to receive additional funding of at least $10 million by September 3, 2002 which must be used to pay down the outstanding balance on the revolving credit facility to $8.25 million. In connection with the Amendment and Waiver, the Company and Doughty Hanson entered into an Investor Funding Agreement that requires Doughty Hanson to invest or purchase participating bank loans in an amount up to $10 million if the Company is unable to meet the September 3, 2002 funding requirement by other means. The Company expects based on current operating forecasts that the amendments to the covenants in the Credit Agreement will enable it to remain in compliance through March 31, 2003 and provide sufficient financial flexibility to meet its debt service requirements as well as other operating needs. However, there can be no assurance of such compliance through March 31, 2003 or of compliance with the more stringent covenants thereafter. If future actual results are lower than planned, the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of March 31, 2002 and December 31, 2001, and summarized income statement and cash flow information for the three months ended March 31, 2002 and 2001. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     Summarized balance sheet information as of March 31, 2002 and December 31, 2001 and summarized income statement and cash flow information for the three months ended March 31, 2002 and 2001 is as follows:

                                                           MARCH 31, 2002
                                --------------------------------------------------------------------
                                 PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                --------   ----------   --------------   ------------   ------------
Cash..........................  $  3,247    $     24       $  3,594       $      --      $   6,865
Accounts receivable...........      --        29,472         68,582         (56,992)        41,062
Inventories...................      --        20,990         23,934            --           44,924
Other current assets..........      --         6,351          5,040            --           11,391
Net property, plant and
  equipment...................      --        28,470         36,300            --           64,770
Investment in and advances to
  subsidiaries................    97,967     197,358         10,621        (305,946)          --
Deferred finance costs, net...     7,792        --             --              --            7,792
Other non-current assets......      --         2,334          1,504            --            3,838
                                --------    --------       --------       ---------      ---------
Total assets..................  $109,006    $284,999       $149,575       $(362,938)     $ 180,642
                                ========    ========       ========       =========      =========
Accounts payable..............  $   --      $ 24,088       $ 46,925       $ (57,511)     $  13,502
Accrued restructuring costs...      --         2,822            382            --            3,204
Advances from parent..........    93,907      39,337         21,327        (154,571)          --
Other current liabilities.....     9,004      14,971         13,121            --           37,096
Short-term debt...............     8,250        --            3,329            --           11,579
Noncurrent liabilities........      --         7,145          1,982            --            9,127
Notes payable.................   339,865        --             --              --          339,865
Preferred stock...............   240,639        --             --              --          240,639
Stockholders' equity
  (deficit)...................  (582,659)    196,636         62,509        (150,856)      (474,370)
                                --------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)...................  $109,006    $284,999       $149,575       $(362,938)     $ 180,642
                                ========    ========       ========       =========      =========

                                                         DECEMBER 31, 2001
                               ---------------------------------------------------------------------
                                PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------   ----------   --------------   ------------   ------------
Cash.........................  $       5    $     32       $  2,409       $      --      $   2,446
Accounts receivable..........         --      29,136         66,872         (56,895)        39,113
Inventories..................         --      21,813         24,849              --         46,662
Other current assets.........         --       6,801          5,377              --         12,178
Net property, plant and
  equipment..................         --      29,412         36,215              --         65,627
Investment in and advances to
  subsidiaries...............     97,967     192,688         10,749        (301,404)            --
Deferred finance costs,
  net........................      8,421          --             --              --          8,421
Other non-current assets.....         --       3,311            124              --          3,435
                               ---------    --------       --------       ---------      ---------
Total assets.................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                               =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                         DECEMBER 31, 2001
                               ---------------------------------------------------------------------
                                PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------   ----------   --------------   ------------   ------------
Accounts payable.............  $      --    $ 26,917       $ 46,762       $ (55,972)     $  17,727
Accrued restructuring
  costs......................         --       3,553            644              --          4,197
Advances from parent.........     93,567      36,398         20,770        (150,735)            --
Other current liabilities....      4,156      17,986         13,693            (966)        34,869
Short-term debt..............      2,000          --          3,287              --          5,287
Noncurrent liabilities.......         --       6,919          1,958              --          8,877
Notes payable................    339,773          --             --              --        339,773
Preferred stock..............    235,042          --             --              --        235,042
Stockholders' equity
  (deficit)..................   (568,145)    191,400         59,481        (150,626)      (467,890)
                               ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)..................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                               =========    ========       ========       =========      =========

                                              THREE MONTHS ENDED MARCH 31, 2002
                             -------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             -------   ----------   --------------   ------------   ------------
Net Sales..................  $  --      $31,928        $46,318         $(27,240)      $51,006
Cost of sales..............     --       21,793         34,990          (27,122)       29,661
                             -------    -------        -------         --------       -------
Gross margin...............     --       10,135         11,328             (118)       21,345
Selling, research and
  administrative
  expenses.................     --        9,401          4,145             (117)       13,429
Restructuring expenses.....     --         --               11             --              11
                             -------    -------        -------         --------       -------
Operating income...........     --          734          7,172               (1)        7,905
Other income (expense):
  Interest income..........     --          516            161             (675)            2
  Interest expense.........   (8,850)      (349)          (326)             629        (8,896)
  Dividend income..........     --        4,642           --             (4,642)         --
                             -------    -------        -------         --------       -------
Income (loss) before
  taxes....................   (8,850)     5,543          7,007           (4,689)         (989)
Income taxes...............     --        2,500         (1,918)            --             582
                             -------    -------        -------         --------       -------
Net income (loss)..........  $(8,850)   $ 8,043        $ 5,089         $ (4,689)      $  (407)
                             =======    =======        =======         ========       =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                             THREE MONTHS ENDED MARCH 31, 2001
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net Sales.................  $     --    $43,400        $44,018         $(32,689)      $ 54,729
Cost of sales.............        --     27,438         35,763          (33,486)        29,715
                            --------    -------        -------         --------       --------
Gross margin..............        --     15,962          8,255              797         25,014
Selling, research and
  administrative
  expenses................        --      9,684          4,778             (618)        13,844
Restructuring expenses....        --         59            226               --            285
                            --------    -------        -------         --------       --------
Operating income..........        --      6,219          3,251            1,415         10,885
Other income (expense):
  Interest income.........        52        340             67             (381)            78
  Interest expense........   (10,173)      (144)          (268)             386        (10,199)
  Miscellaneous, net......        --        178             86             (264)            --
  Dividend income.........     2,939         --             --           (2,939)            --
                            --------    -------        -------         --------       --------
Income (loss) from
  continuing operations
  before income taxes.....    (7,182)     6,593          3,136           (1,783)           764
Income taxes..............        --     (1,280)         1,185               --            (95)
                            --------    -------        -------         --------       --------
Net income (loss).........  $ (7,182)   $ 5,313        $ 4,321         $ (1,783)      $    669
                            ========    =======        =======         ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                              THREE MONTHS ENDED MARCH 31, 2002
                             -------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             -------   ----------   --------------   ------------   ------------
Net cash provided by
  operating activities.....  $(3,140)   $ 5,729        $ 3,370         $(4,642)       $ 1,317
                             -------    -------        -------         -------        -------
Equity contributions into
  subsidiaries.............       --       (774)            --             774             --
Purchases of property ,
  plant and equipment,
  net......................       --     (1,685)        (1,205)             --         (2,890)
                             -------    -------        -------         -------        -------
Net cash used in investing
  activities...............       --     (2,459)        (1,205)            774         (2,890)
Debt proceeds (payments)...    6,250         --             42              --          6,292
Common stock
  transactions.............     (200)        --             --              --           (200)
Intercompany loans.........      340       (957)           617              --             --
Costs associated with
  debt.....................       (8)        --             --              --             (8)
Intercompany dividends.....       --     (2,321)        (2,321)          4,642             --
Equity contributions into
  subsidiaries.............       --         --            774            (774)            --
                             -------    -------        -------         -------        -------
Net cash provided by (used
  in) financing
  activities...............    6,382     (3,278)          (888)          3,868          6,084
Effect of exchange rate
  changes on cash..........       --         --            (92)             --            (92)
                             -------    -------        -------         -------        -------
Net increase (decrease) in
  cash and cash
  equivalents..............    3,242         (8)         1,185              --          4,419
Cash and cash equivalents
  at beginning of period...        5         32          2,409              --          2,446
                             -------    -------        -------         -------        -------
Cash and cash equivalents
  at end of period.........  $ 3,247    $    24        $ 3,594         $    --        $ 6,865
                             =======    =======        =======         =======        =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                              THREE MONTHS ENDED MARCH 31, 2001
                             -------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             -------   ----------   --------------   ------------   ------------
Net cash provided by
  operating activities.....  $(4,475)   $ 5,502        $(2,185)        $    --        $(1,158)
                             -------    -------        -------         -------        -------
Equity contributions into
  subsidiaries.............       --     (1,000)            --           1,000             --
Purchases of property,
  plant and equipment,
  net......................       --     (4,459)        (1,335)             --         (5,794)
                             -------    -------        -------         -------        -------
Net cash used in investing
  activities...............       --     (5,459)        (1,335)          1,000         (5,794)
Debt (payments)............   (1,187)        --             --              --         (1,187)
Intercompany loans.........    2,915     (2,835)           (80)             --             --
Equity contributions into
  subsidiaries.............       --         --          1,000          (1,000)            --
                             -------    -------        -------         -------        -------
Net cash used in financing
  activities...............    1,728     (2,835)           920          (1,000)        (1,187)
Effect of exchange rate
  changes on cash..........       --         --           (311)             --           (311)
                             -------    -------        -------         -------        -------
Net increase (decrease) in
  cash and cash
  equivalents..............   (2,747)    (2,792)        (2,911)             --         (8,450)
Cash and cash equivalents
  at beginning of period...    7,076      2,847          7,153              --         17,076
                             -------    -------        -------         -------        -------
Cash and cash equivalents
  at end of period.........  $ 4,329    $    55        $ 4,242         $    --        $ 8,626
                             =======    =======        =======         =======        =======

4.  SEGMENTS AND GEOGRAPHICAL INFORMATION

     The Company's continuing business consists of three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company's products.

     The hearing aid components operating segment utilizes the Company's acoustic technologies to design, manufacture, and market transducers and other components for hearing aids. The acoustic and infrared technology operating segment utilizes the Company's acoustic and infrared technologies to design, manufacture, and market products for high growth markets, including mobile communications, computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment) and home entertainment systems. The automotive component operating segment designs, manufactures, and markets diesel engine solenoids, electronic governors, and position sensors primarily for use in automobiles, trucks, and off road vehicles.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                        ACOUSTIC AND
                                          HEARING AID     INFRARED     AUTOMOTIVE
                                          COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                          -----------   ------------   ----------   -------
Three months ended March 31, 2002
  Revenues from external customers......    $31,801        $7,531       $11,674     $51,006
  Operating income (loss) before
     restructuring......................     11,399          (899)          523      11,023
Three months ended March 31, 2001
  Revenues from external customers......    $32,206        $8,049       $14,474     $54,729
  Operating income (loss) before
     restructuring......................     13,276          (997)        1,937      14,216

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
Profit or Loss
  Total operating income for reportable segments before
     restructuring charges..................................  $11,023   $ 14,216
  Unallocated amount -- corporate overhead..................   (3,107)    (3,046)
  Restructuring charges.....................................      (11)      (285)
                                                              -------   --------
  Total consolidated operating income.......................    7,905     10,885
  Other expense.............................................   (8,894)   (10,121)
                                                              -------   --------
  Income (loss) before income taxes.........................  $  (989)  $    764
                                                              =======   ========
Geographic Information
  Revenues (based on billing location of product shipment)
     United States..........................................  $26,552   $ 32,886
     Germany................................................    3,785      5,345
     United Kingdom.........................................   13,229      9,380
     Other geographic areas.................................    7,440      7,118
                                                              -------   --------
                                                              $51,006   $ 54,729
                                                              =======   ========

5.  RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. As of March 31, 2002, the consolidation plan is complete and 981 positions have been eliminated of the 1,047 total positions that were expected to be eliminated in the restructuring, thereby reducing our headcount related to operations that existed in March 2000 by 18%. $18.7 million has been spent on severance and outplacement costs through March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table shows our net sales growth for the first quarter of 2002 and 2001 compared to the same periods of their respective prior years for each of our three operating segments.

                                                                     FIRST QUARTER
                                                              ---------------------------
                                                              2002 VS 2001   2001 VS 2000
                                                              ------------   ------------
KE..........................................................      (1.3)%        (10.6)%
Emkay.......................................................      (6.4)%         10.6%
Automotive Components.......................................     (19.3)%        (12.6)%
     Total..................................................      (6.8)%         (8.6)%

     Sales for the first quarter of 2002 declined seven percent compared to the first quarter of 2001. The KE Division sales were down slightly in the first quarter with most of the decline due to the Deltek controls business. KE transducer unit sales actually increased low single digits, but the increase was offset by unfavorable sales price and mix. The Emkay Division sales declined six percent in the first quarter with lower sales in infrared, components, and finished goods businesses partially offset by improving sales in the condenser microphones business. The Automotive Components Group sales declined nineteen percent for the quarter with sales declines in both the SSPI and the Ruf businesses. Auto microphones sales actually increased in the quarter but off a very small base.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated income statements, as a percentage of our net sales, for the first quarter of 2002 and 2001.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Net sales...................................................  100.0%   100.0%
Cost of sales...............................................   58.2%    54.3%
Research and development....................................    6.8%     6.5%
Sales and marketing expense.................................    7.1%     6.2%
General and administrative expense..........................   12.4%    12.6%
Restructuring expense.......................................    0.0%     0.5%
                                                              -----    -----
Income from operations......................................   15.5%    19.9%
EBITDA......................................................   22.4%    26.3%
EBITDA excluding restructuring..............................   22.4%    26.8%

     Operating income and EBITDA, as a percentage of net sales, as reported and excluding restructuring charges, were 15.5% and 22.4%, respectively, for the quarter ended March 31, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 19.9% and 26.3%, respectively, for the quarter ended March 31, 2001. Operating income and EBITDA, as a percentage of net sales, excluding restructuring charges, were 20.4% and 26.8%, respectively, for the quarter ended March 31, 2001. The lower operating income and EBITDA in the first quarter of 2002 compared to 2001 is due to lower KE and Automotive Component results discussed below.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                         NET SALES          TOTAL SALES
                                                      ----------------    ----------------
                                                       QUARTER ENDED       QUARTER ENDED
                                                         MARCH 31,           MARCH 31,
                                                      ----------------    ----------------
SEGMENT                                                2002      2001      2002      2001
-------                                               ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
KE..................................................  $31.8     $32.2      62.3%     58.9%
Emkay...............................................    7.5       8.0      14.8%     14.7%
Automotive Components...............................   11.7      14.5      22.9%     26.4%
                                                      -----     -----     -----     -----
Total...............................................  $51.0     $54.7     100.0%    100.0%
                                                      =====     =====     =====     =====

     Consolidated sales declined $3.7 million or 6.8 percent the first quarter 2002 compared to the same quarter of 2001. The Automotive Components Group sales declined the most significantly and accounted for seventy five percent of the sales decline. KE Group sales were almost even with the first quarter of last year. The small KE sales decline occurred mostly due to several customers reducing inventory in the transducer and the Deltek controls businesses. The Emkay Group sales declined $0.5 million or 6.4 percent in the first quarter of this year compared to the same quarter last year. The decline occurred in all parts of the business except condenser microphones, which had a quite respectable increase. The Automotive Components Group sales declined $2.8 million or 19.3 percent in the first quarter continuing a three-year trend. The Ruf sales product line was down approximately 27 percent in the first quarter compared to the same quarter last year, while the SSPI sales were down 16 percent.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                               PERCENT OF
                                                         COST OF SALES       SEGMENT SALES
                                                        ----------------    ----------------
                                                         QUARTER ENDED       QUARTER ENDED
                                                           MARCH 31,           MARCH 31,
                                                        ----------------    ----------------
SEGMENT                                                  2002      2001      2002      2001
-------                                                 ------    ------    ------    ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE....................................................  $16.7     $15.3      52.6%     47.4%
Emkay.................................................    4.8       5.1      63.2%     64.0%
Automotive Components.................................    8.2       9.3      69.9%     64.1%
                                                        -----     -----
Total.................................................  $29.7     $29.7      58.2%     54.3%
                                                        =====     =====

     Consolidated cost of sales increased by 3.9 percent of sales in the first quarter 2002 compared to the same period the prior year. The KE Group's cost of sales increased by 5.2 percentage points, primarily due to high fixed costs as a percentage of lower sales and price and mix pressures offsetting modest volume increases. The Emkay Group's cost of sales declined by 0.8 percentage points with small improvements in all areas. The Automotive Components Group cost of sales increased by 5.8 percentage points, primarily due to the loss of high margin SSPI sales compared to the prior year period and the Ruf sales declining faster than operations product transfers to Hungary reduced costs.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                      OPERATING INCOME    SEGMENT SALES
                                                      ----------------    --------------
                                                       QUARTER ENDED      QUARTER ENDED
                                                         MARCH 31,          MARCH 31,
                                                      ----------------    --------------
                                                       2002      2001     2002     2001
                                                      ------    ------    -----    -----
                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
KE..................................................  $11.4     $13.3      35.8%    40.9%
Emkay...............................................   (0.9)     (1.0)    (11.9)%  (12.4)%
Automotive Components...............................    0.5       1.9       4.4%    13.0%
Unallocated amount -- corporate overhead............   (3.1)     (3.0)
                                                      -----     -----
Total...............................................  $ 7.9     $11.2      15.5%    20.4%
                                                      =====     =====

     The decline in operating income the first quarter 2002 compared to the first quarter of 2001 is due entirely to lower sales and much higher KE and Auto Components cost of sales, which significantly reduced the gross margins in those two divisions. SG&A expense and restructuring expense did not contribute to the operating income decline, as they were lower the first quarter of 2002 compared to 2001, and therefore actually improved the operating income comparison.

     The KE Group operating income declined by $1.9 million due to lower sales and higher cost of sales.

     The Emkay Group operating income improved by $0.1 million due to better gross margins in its various businesses and lower SG&A expense.

     The Automotive Components Group operating income decreased by $1.4 million. The primary cause was lower SSPI gross margin and lower Ruf sales which decreased faster than Ruf's costs were reduced.

     Unallocated corporate expenses increased by $0.1 million in the first quarter compared to the same quarter last year. Restructuring expense was negligible the first quarter of 2002 compared to a $0.3 million expense the first quarter of 2001.

     We had operating income of $7.9 million in the first quarter 2002 compared to operating income of $10.9 million the same quarter last year, primarily as a result of the lower KE and Automotive Components Group gross margin discussed above. After adjusting out the restructuring charge, we had adjusted operating income of $7.9 million the first quarter this year compared to $11.2 million the same quarter last year. On an adjusted basis our operating income decreased $3.3 million or, as a percent of sales, 4.9 percentage points the first quarter this year compared to the same quarter last year.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $8.9 million the first quarter of this year compared to $10.2 million the same quarter last year. The reduction in interest expense is due primarily to lower interest rates on the senior debt.

     Income tax expense was a $0.6 million benefit the first quarter this year compared to $0.1 million expense the first quarter last year. We are providing tax at this year's expected worldwide rate of 60%, which is higher than the normalized 39% due to where we are incurring earnings and losses.

     After interest expense and taxes, we reported a net loss of $0.4 million the first quarter of this year compared to net income of $0.7 million for the same period last year.

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

     The company borrowed $200 million under a bank credit agreement plus $153.2 million under a senior subordinated note agreement associated with its recapitalization June 30, 1999. The company is required to maintain certain ratios of EBITDA in order to be in compliance with its bank credit agreement covenants and to access its $18.25 million revolving credit facility (as amended). The two primary ratios the company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA, divided by net cash interest expense. The company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     First quarter 2002 sales and resulting EBITDA were considerably less than projected at the time of the December 2001 amendment to the bank credit agreement, resulting in $6 million less cash collections and higher payable disbursements than expected. Therefore, we were not in compliance with our required leverage ratio and interest coverage ratio under the bank credit agreement as of March 31, 2002. As a result, we did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002 on that date. We subsequently obtained an Amendment and Waiver dated as of May 10, 2002 to our Credit Agreement and on May 14, 2002 made the interest payment on our senior subordinated notes that were scheduled for April 15, 2002.

     The company is required to maintain the following amended leverage ratios and interest coverage ratios for 2002 as follows:

                                                      LEVERAGE RATIO   INTEREST COVERAGE RATIO
                                                      --------------   -----------------------
March 31, 2002......................................      Waived               Waived
June 30, 2002.......................................        6.75                 1.45
September 30, 2002..................................        6.65                 1.45
December 31, 2002...................................        6.45                 1.45

     We expect to be able to comply with the required covenants through March 31, 2003. However, we can provide no assurance that we will meet the revised covenants through March 31, 2003 or the more stringent covenants thereafter. The inability to meet the required covenants could have a material adverse effect on the company's financial condition, results of operations, and liquidity.

     Net cash provided by operating activities was $1.3 million in the first quarter of 2002 compared to a $1.2 million use of cash by operating activities in the first quarter of 2001. Although income was a net loss of $0.4 million in the first quarter of this year compared to net income of $0.7 million the first quarter of last year, after adjusting for non cash items, cash earnings were only $0.5 million less the first quarter of 2002 compared to the first quarter of 2001. In addition, accounts receivable was a $2.2 million and accounts payable was a $3.0 million use of working capital year over year. Both the earnings deficit and these two uses of working capital were more than made up by a reduction in three other areas of working capital totaling more than $9.0 million -- namely, a $4.0 million year over year improvement in inventory, a $2.5 million reduction in accrued restructuring and a $2.6 million reduction in accrued compensation and benefits.

     Net cash used in investing activities was $2.9 million in the first quarter this year compared to $5.8 million the first quarter of last year. Investing activities for both years is primarily net purchases of property, plant and equipment. The major reason the first quarter last year was higher than the first quarter this year was the significant ERP related investment the first quarter of last year.

     Net cash from financing activities was $6.1 million in the first quarter of 2002, primarily due to borrowing in order to increase cash in anticipation of debt and interest payments in the second quarter of this year, as compared to a $1.2 million use of cash in the first quarter of last year. The effect of exchanges rates on cash was $0.1 million decrease the first quarter this year and $0.3 million decrease the first quarter of last year primarily related to German assets.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $4.4 million increase in cash the first quarter of this year, compared to a $8.5 million reduction in cash for the same period last year. Our cash balance was $6.9 million at March 31 this year compared to $8.6 million at March 31 last year.

     We expect capital expenditures of $12 to $14 million in 2002. We expect our major capital expenditures in 2002 will be to support new product introductions for Emkay, for new production equipment for KE, and for new product introductions for SSPI and Ruf. We may also pursue joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During the first quarter of 2002, approximately 78% of our revenue was denominated in U.S. dollars, approximately 15% of our revenue was denominated in Euros, and the balance was denominated in other foreign currencies including the British pound and the Japanese yen. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first quarter of 2002, our operating income and margins were not significantly affected by the change in the Euro exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and Euro. Our primary exposure longer term is the relation of the Euro to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of March 31, 2002 to be $141.7 million based on current market prices, and as of May 28, 2002 we estimate the fair value of the notes to be $122.6 million.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

          Current Report on Form 8-K dated April 15, 2002 included the status of the filing of the Form 10-K for the year ended December 31, 2001 and a delay in the payment of interest on Senior Subordinated Notes due April 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: May 30, 2002