Form 10-Q
period 2002-06-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2002-08-13
CIK 1099373

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

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                                                       PAGE
                                                                       ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
  Consolidated Statements of Operations for the three months and six
     months ended June 30, 2002 and 2001.............................    1
  Consolidated Balance Sheets as of June 30, 2002 and December 31,
     2001............................................................    2
  Consolidated Statements of Cash Flows for the three months and six
     months ended June 30, 2002 and 2001.............................    3
  Notes to the Consolidated Financial Statements.....................    4
Item 2.  Management's Discussion and Analysis of Financial Condition    17
         and Results of Operations...................................
Item 3.  Qualitative and Quantitative Disclosures about Market          24
         Risk........................................................

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities and Use of Proceeds -- None
Item 3.  Defaults Upon Senior Securities -- None
Item 4.  Submission of Matters to a Vote of Security Holders -- None
Item 5.  Other Information -- None
Item 6.  Exhibits and Report on Form 8-K -- None

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      --------------------   ---------------------
                                                       2002        2001        2002        2001
                                                      -------   ----------   --------   ----------
                                                                (RESTATED)              (RESTATED)
                                                         (IN THOUSANDS)         (IN THOUSANDS)
                                                          (UNAUDITED)             (UNAUDITED)
Net sales...........................................  $58,233    $57,280     $109,239    $112,009
Cost of sales.......................................   32,888     33,633       62,549      63,348
                                                      -------    -------     --------    --------
Gross margin........................................   25,345     23,647       46,690      48,661
Research and development expenses...................    3,885      3,421        7,364       6,984
Selling expenses....................................    3,631      3,265        7,235       6,675
General and administrative expenses.................    7,252      6,686       13,598      13,558
Impairment of assets held for sale..................    8,683         --        8,683          --
Restructuring activity..............................      607     (2,122)         618      (1,837)
                                                      -------    -------     --------    --------
Operating income....................................    1,287     12,397        9,192      23,281
Other income (expense):
Interest income.....................................        9         26           11         104
Interest expense....................................   (8,828)    (9,640)     (17,724)    (19,839)
                                                      -------    -------     --------    --------
Income (loss) before taxes..........................   (7,532)     2,783       (8,521)      3,546
Income tax (benefit)................................      289      2,405         (293)      2,500
                                                      -------    -------     --------    --------
Net income (loss)...................................  $(7,821)   $   378     $ (8,228)   $  1,046
                                                      =======    =======     ========    ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current Assets:
  Cash & cash equivalents...................................   $   5,731     $   2,446
  Accounts receivable, net..................................      42,783        39,113
  Inventories, net..........................................      41,175        46,662
  Prepaid expenses and other................................       5,744         6,082
  Deferred taxes, current portion...........................       6,145         6,096
                                                               ---------     ---------
Total current assets........................................     101,578       100,399
Property, plant and equipment, at cost:
  Land......................................................       6,764         6,758
  Building and improvements.................................      26,992        26,826
  Machinery and equipment...................................      55,708        53,879
  Furniture and fixtures....................................      26,841        26,117
  Construction in progress..................................       7,276         5,085
                                                               ---------     ---------
     Subtotal...............................................     123,581       118,665
Accumulated depreciation....................................     (70,411)      (63,838)
                                                               ---------     ---------
     Net....................................................      53,170        54,827
Assets held for sale, net of impairment.....................       3,858        10,800
Other assets, net...........................................       3,664         3,105
Deferred finance costs, net.................................       7,812         8,421
Deferred income taxes.......................................         330           330
                                                               ---------     ---------
     Total assets...........................................   $ 170,412     $ 177,882
                                                               =========     =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  14,099     $  17,727
  Short term debt...........................................      11,957         5,287
  Accrued compensation and employee benefits................       7,260         7,403
  Accrued interest payable..................................       4,900         5,096
  Accrued warranty & rebates................................       8,330         7,545
  Accrued restructuring costs...............................       3,129         4,197
  Other liabilities.........................................       6,962         7,885
  Income taxes..............................................       5,230         6,940
  Current portion of notes payable..........................      11,250         9,000
                                                               ---------     ---------
Total current liabilities...................................      73,117        71,080
Accrued pension liability...................................       9,544         8,872
Other noncurrent liabilities................................          22             5
Notes payable...............................................     326,461       330,773
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of $61,235 June, 2002; $50,042
  December 2001.............................................     246,235       235,042
Stockholders' equity (deficit):
  Common stock, Class A, $0.001 par value, 1,052,632 shares
     authorized outstanding: 981,667 June 2002; 981,667
     December 2001..........................................          --            --
  Common stock, Class B, $0.001 par value, 52,632 shares
     authorized, none ever issued...........................          --            --
  Capital in excess of par value............................      17,213        17,213
  Retained earnings (accumulated loss)......................    (497,360)     (477,937)
  Accumulated other comprehensive income -- translation
     adjustment.............................................      (4,820)       (7,166)
                                                               ---------     ---------
Total stockholders' equity (deficit)........................    (484,967)     (467,890)
                                                               ---------     ---------
Total liabilities and stockholders' equity (deficit)........   $ 170,412     $ 177,882
                                                               =========     =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                       --------------------   --------------------
                                                        2002        2001       2002        2001
                                                       -------   ----------   -------   ----------
                                                                 (RESTATED)             (RESTATED)
                                                          (IN THOUSANDS)         (IN THOUSANDS)
                                                           (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)....................................  $(7,821)   $   378     $(8,228)   $  1,046
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization......................    2,943      3,336       6,432       6,838
  Impairment of assets held for sale.................    8,683         --       8,683          --
  Restructuring costs................................      607        550         618         835
  Amortization of deferred financing fees and debt
     discount........................................      556        531       1,285       1,056
  Inventory obsolescence provision...................    1,012        343       1,779         564
  Deferred income taxes..............................      (10)        --         (49)          8
  Stock compensation expense.........................       --         --         200          --
  Gain on disposal of fixed assets...................       --     (3,046)         --      (3,046)
  Change in assets and liabilities:
     Accounts receivable.............................   (1,489)    (1,664)     (3,438)     (1,356)
     Inventories.....................................    3,247      3,781       4,218         673
     Other current assets............................     (520)      (731)       (223)     (1,626)
     Accounts payable................................      597      1,557      (3,628)        395
     Accrued restructuring costs.....................     (682)      (696)     (1,686)     (4,193)
     Accrued interest payable........................   (5,044)    (4,600)       (196)        961
     Accrued compensation and benefits...............     (918)      (965)       (143)     (2,765)
     Other current liabilities.......................    1,401        672        (138)       (542)
     Other noncurrent liabilities....................      439       (196)        689        (512)
     Income taxes payable............................      147      1,124      (1,710)        880
                                                       -------    -------     -------    --------
Net cash provided by (used in) operating
  activities.........................................    3,148        374       4,465        (784)
INVESTING ACTIVITIES
Proceeds from sales of property, plant & equipment...       --      3,480          --       3,480
Purchases of property, plant, and equipment, net.....   (2,275)    (6,418)     (5,165)    (12,212)
                                                       -------    -------     -------    --------
Net cash used in investing activities................   (2,275)    (2,938)     (5,165)     (8,732)
FINANCING ACTIVITIES
Debt proceeds (payments).............................   (1,872)      (710)      4,420      (1,897)
Issuance of preferred stock and common stock.........       --        125          --         125
Costs associated with debt...........................     (480)        --        (488)         --
Repurchase of common stock...........................       --       (300)       (200)       (300)
                                                       -------    -------     -------    --------
Net cash provided by (used in) financing
  activities.........................................   (2,352)      (885)      3,732      (2,072)
Effect of exchange rate changes on cash..............      345       (170)        253        (481)
                                                       -------    -------     -------    --------
Net increase (decrease) in cash and cash
  equivalents........................................   (1,134)    (3,619)      3,285     (12,069)
Cash and cash equivalents at beginning of period.....    6,865      8,626       2,446      17,076
                                                       -------    -------     -------    --------
Cash and cash equivalents at end of period...........  $ 5,731    $ 5,007     $ 5,731    $  5,007
                                                       =======    =======     =======    ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                             JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

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

     For the six months ended June 30, 2002 and 2001, total comprehensive (loss) amounted to ($5,882) and ($181), respectively. For the three months ended June 30, 2002 and 2001, total comprehensive income (loss) amounted to ($4,996) and $567, respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. The impact of the adoption was not significant to the Company's results of operations or financial condition. Separately, based on current and expected market conditions, the Company recorded an $8,683 impairment of the assets held for disposal related to the Ruf Electronics division. These assets were designated as held for sale prior to January 1, 2002, and therefore the Company continues to account for these assets under the previous impairment guidance of SFAS No. 121.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The financial statements for the first three quarters of 2001 were restated due to the significance of two fourth quarter adjustments, namely the capitalization of $3.3 million of ERP software implementation costs previously expensed in those quarters and the identification of a $4.0 million unanticipated reduction in inventory in the fourth quarter that related to previous quarters. The results for the period ended June 30, 2002 do not necessarily indicate the results that may be expected for the full year ending December 31, 2002. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K dated for the year ended December 31, 2001.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

2.  INVENTORY

     Inventories are as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Raw materials & components..................................  $27,129      $30,985
Work in process.............................................    4,424        5,789
Finished goods..............................................   19,968       19,939
                                                              -------      -------
                                                               51,521       56,713
Less allowances for:
  Obsolescence and net realizable value.....................   10,346       10,051
                                                              -------      -------
                                                              $41,175      $46,662
                                                              =======      =======

3.  NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001 and May 10, 2002 with certain lenders ("Senior Credit Agreement"). The Senior Credit Agreement consists of $218,250 (as amended May 10, 2002), which provides for revolving loans of $18,250 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 3.50% (as amended May 10, 2002) or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 2.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 4.50% (as amended May 10, 2002) or (2) Alternate Base Rate plus an initial margin on 3.50%. The amendment to the Senior Credit Agreement dated May 10, 2002 increased the interest rate spread for each of the Term A Facility and Term B Facility by 0.50%. At June 30, 2002, the weighted average interest rate was 5.69% for the Term A Facility and 6.67% for the Term B Facility.

     The balance under the Term A Facility, Term B Facility and the Senior Subordinated Notes ("Notes") is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Term A facility.............................................  $ 40,875     $ 41,250
Term B facility.............................................   145,875      147,750
Senior Subordinated Notes...................................   150,961      150,773
                                                              --------     --------
                                                               337,711      339,773
Less: Current portion.......................................    11,250        9,000
                                                              --------     --------
Total Long-term notes payable...............................  $326,461     $330,773
                                                              ========     ========

     At June 30, 2002 short-term debt includes $8,250 borrowed under the Revolving Credit Facility and $3,707 drawn against a line of credit by our Austrian subsidiary.

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

     The Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of June 30, 2002 and December 31, 2001, and summarized income statement and cash flow information for the three months and six months ended June 30, 2002 and 2001. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled "Non-guarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     Summarized balance sheet information as of June 30, 2002 and December 31, 2001 and summarized income statement and cash flow information for the three months and six months ended June 30, 2002 and 2001 is as follows:

                                                           JUNE 30, 2002
                               ---------------------------------------------------------------------
                                PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------   ----------   --------------   ------------   ------------
Cash.........................  $   2,425    $   (117)      $  3,423       $      --      $   5,731
Accounts receivable..........         --      30,528         76,127         (63,872)        42,783
Inventories..................         --      18,848         22,327              --         41,175
Other current assets.........         --       6,808          5,081              --         11,889
Net property, plant and
  equipment..................         --      24,950         28,220              --         53,170
Assets held for sale, net of
  impairment.................         --          --          3,858              --          3,858
Investment in and advances to
  subsidiaries...............     97,967     222,342         12,189        (332,498)            --
Deferred finance costs,
  net........................      7,812          --             --              --          7,812
Other non-current assets.....         --       3,547            447              --          3,994
                               ---------    --------       --------       ---------      ---------
Total assets.................  $ 108,204    $306,906       $151,672       $(396,370)     $ 170,412
                               =========    ========       ========       =========      =========
Accounts payable.............  $      --    $ 27,624       $ 49,306       $ (62,831)     $  14,099
Accrued restructuring
  costs......................         --       2,781            348              --          3,129
Advances from parent.........    109,202      48,613         23,913        (181,728)            --
Other current liabilities....      4,010      14,139         14,533              --         32,682
Short-term debt..............      8,250          --          3,707              --         11,957
Noncurrent liabilities.......         --       7,336          2,230              --          9,566
Notes payable................    337,711          --             --              --        337,711
Preferred stock..............    246,235          --             --              --        246,235
Stockholders' equity
  (deficit)..................   (597,204)    206,413         57,635        (151,811)      (484,967)
                               ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)..................  $ 108,204    $306,906       $151,672       $(396,370)     $ 170,412
                               =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                         DECEMBER 31, 2001
                               ---------------------------------------------------------------------
                                PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------   ----------   --------------   ------------   ------------
Cash.........................  $       5    $     32       $  2,409       $      --      $   2,446
Accounts receivable..........         --      29,136         66,872         (56,895)        39,113
Inventories..................         --      21,813         24,849              --         46,662
Other current assets.........         --       6,801          5,377              --         12,178
Net property, plant and
  equipment..................         --      29,412         25,415              --         54,827
Assets held for sale, net of
  impairment.................         --          --         10,800              --         10,800
Investment in and advances to
  subsidiaries...............     97,967     192,688         10,749        (301,404)            --
Deferred finance costs,
  net........................      8,421          --             --              --          8,421
Other non-current assets.....         --       3,311            124              --          3,435
                               ---------    --------       --------       ---------      ---------
Total assets.................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                               =========    ========       ========       =========      =========
Accounts payable.............  $      --    $ 26,917       $ 46,762       $ (55,972)     $  17,727
Accrued restructuring
  costs......................         --       3,553            644              --          4,197
Advances from parent.........     93,567      36,398         20,770        (150,735)            --
Other current liabilities....      4,156      17,986         13,693            (966)        34,869
Short-term debt..............      2,000          --          3,287              --          5,287
Noncurrent liabilities.......         --       6,919          1,958              --          8,877
Notes payable................    339,773          --             --              --        339,773
Preferred stock..............    235,042          --             --              --        235,042
Stockholders' equity
  (deficit)..................   (568,145)    191,400         59,481        (150,626)      (467,890)
                               ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)..................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                               =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                              THREE MONTHS ENDED JUNE 30, 2002
                             -------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             -------   ----------   --------------   ------------   ------------
Net Sales..................  $    --    $37,833        $53,064         $(32,664)      $58,233
Cost of sales..............       --     23,108         42,311          (32,531)       32,888
                             -------    -------        -------         --------       -------
Gross margin...............       --     14,725         10,753             (133)       25,345
Selling, research and
  administrative
  expenses.................       --     10,718          4,202             (152)       14,768
Impairment of assets held
  for sale.................       --         --          8,683               --         8,683
Restructuring activity.....       --        601              6               --           607
                             -------    -------        -------         --------       -------
Operating income (loss)....       --      3,406         (2,138)              19         1,287
Other income (expense):
  Interest income..........       --        562             82             (635)            9
  Interest expense.........   (8,781)      (387)          (337)             677        (8,828)
  Dividend income..........       --      6,660             --           (6,660)           --
                             -------    -------        -------         --------       -------
Income (loss) before
  taxes....................   (8,781)    10,241         (2,393)          (6,599)       (7,532)
Income taxes...............       --      2,075         (2,364)              --          (289)
                             -------    -------        -------         --------       -------
Net income (loss)..........  $(8,781)   $12,316        $(4,757)        $ (6,599)      $(7,821)
                             =======    =======        =======         ========       =======

                                         THREE MONTHS ENDED JUNE 30, 2001 (RESTATED)
                             -------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                             -------   ----------   --------------   ------------   ------------
Net Sales..................  $    --    $43,558        $40,917         $(27,195)      $57,280
Cost of sales..............       --     29,029         30,769          (26,165)       33,633
                             -------    -------        -------         --------       -------
Gross margin...............       --     14,529         10,148           (1,030)       23,647
Selling, research and
  administrative
  expenses.................       --      8,362          4,657              353        13,372
Restructuring activity.....       --        581         (2,703)              --        (2,122)
                             -------    -------        -------         --------       -------
Operating income...........       --      5,586          8,194           (1,383)       12,397
Other income (expense):
  Interest income..........       11        363            120             (468)           26
  Interest expense.........   (9,613)      (195)          (254)             422        (9,640)
  Miscellaneous, net.......       --       (178)           (86)             264            --
  Dividend income..........       --     12,398             --          (12,398)           --
                             -------    -------        -------         --------       -------
Income (loss) before
  taxes....................   (9,602)    17,974          7,974          (13,563)        2,783
Income taxes...............       --      1,684         (4,089)              --        (2,405)
                             -------    -------        -------         --------       -------
Net income (loss)..........  $(9,602)   $19,658        $ 3,885         $(13,563)      $   378
                             =======    =======        =======         ========       =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                               SIX MONTHS ENDED JUNE 30, 2002
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net Sales.................  $     --    $69,761        $99,382         $(59,904)      $109,239
Cost of sales.............        --     44,901         77,301          (59,653)        62,549
                            --------    -------        -------         --------       --------
Gross margin..............        --     24,860         22,081             (251)        46,690
Selling, research and
  administrative
  expenses................        --     20,119          8,347             (269)        28,197
Impairment of assets held
  for sale................        --         --          8,683               --          8,683
Restructuring activity....        --        601             17               --            618
                            --------    -------        -------         --------       --------
Operating income..........        --      4,140          5,034               18          9,192
Other income (expense):
  Interest income.........        --      1,078            243           (1,310)            11
  Interest expense........   (17,631)      (736)          (663)           1,306        (17,724)
  Dividend income.........        --     11,302             --          (11,302)            --
                            --------    -------        -------         --------       --------
Income (loss) before
  taxes...................   (17,631)    15,784          4,614          (11,288)        (8,521)
Income taxes..............        --      4,575         (4,282)              --            293
                            --------    -------        -------         --------       --------
Net income (loss).........  $(17,631)   $20,359        $   332         $(11,288)      $ (8,228)
                            ========    =======        =======         ========       ========

                                         SIX MONTHS ENDED JUNE 30, 2001 (RESTATED)
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net Sales.................  $     --    $86,958        $84,935         $(59,884)      $112,009
Cost of sales.............        --     56,466         66,533          (59,651)        63,348
                            --------    -------        -------         --------       --------
Gross margin..............        --     30,492         18,402             (233)        48,661
Selling, research and
  administrative
  expenses................        --     18,048          9,434             (265)        27,217
Restructuring activity....        --        640         (2,477)              --         (1,837)
                            --------    -------        -------         --------       --------
Operating income..........        --     11,804         11,445               32         23,281
Other income (expense):
  Interest income.........        63        703            187             (849)           104
  Interest expense........   (19,786)      (339)          (522)             808        (19,839)
  Dividend income.........     2,939     12,398             --          (15,337)            --
                            --------    -------        -------         --------       --------
Income (loss) before
  taxes...................   (16,784)    24,566         11,110          (15,346)         3,546
Income taxes..............        --        404         (2,904)              --         (2,500)
                            --------    -------        -------         --------       --------
Net income (loss).........  $(16,784)   $24,970        $ 8,206         $(15,346)      $  1,046
                            ========    =======        =======         ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                              THREE MONTHS ENDED JUNE 30, 2002
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net cash provided by (used
  in) operating
  activities..............  $(13,387)   $ 19,402       $ 3,793         $(6,660)       $ 3,148
Equity contributions into
  subsidiaries............        --         728            --            (728)            --
Purchases of property,
  plant and equipment,
  net.....................        --      (1,368)         (907)             --         (2,275)
                            --------    --------       -------         -------        -------
Net cash used in investing
  activities..............        --        (640)         (907)           (728)        (2,275)
Debt proceeds
  (payments)..............    (2,250)         --           378              --         (1,872)
Intercompany loans........    15,295     (15,573)          278              --             --
Costs associated with
  debt....................      (480)         --            --              --           (480)
Intercompany dividends....        --      (3,330)       (3,330)          6,660             --
Equity contributions into
  subsidiaries............        --          --          (728)            728             --
                            --------    --------       -------         -------        -------
Net cash provided by (used
  in) financing
  activities..............    12,565     (21,359)       (5,858)         12,300         (2,352)
Effect of exchange rate
  changes on cash.........        --          --           345              --            345
                            --------    --------       -------         -------        -------
Net increase (decrease) in
  cash and cash
  equivalents.............      (822)       (141)         (171)             --         (1,134)
Cash and cash equivalents
  at beginning of
  period..................     3,247          24         3,594              --          6,865
                            --------    --------       -------         -------        -------
Cash and cash equivalents
  at end of period........  $  2,425    $   (117)      $ 3,423         $    --        $ 5,731
                            ========    ========       =======         =======        =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                        THREE MONTHS ENDED JUNE 30, 2001 (RESTATED)
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net cash provided by (used
  in) operating
  activities..............  $(16,459)   $ 26,851       $ 2,472         $(12,490)      $   374
                            --------    --------       -------         --------       -------
Proceeds from sale of
  property................        --          --         3,480               --         3,480
Equity contributions into
  subsidiaries............        --        (751)           --              751            --
Purchases of property,
  plant and equipment,
  net.....................        --      (4,122)       (2,296)              --        (6,418)
                            --------    --------       -------         --------       -------
Net cash used in investing
  activities..............        --      (4,873)        1,184              751        (2,938)
Debt proceeds
  (payments)..............    (1,625)         --           915               --          (710)
Common stock
  transactions............      (175)         --            --               --          (175)
Intercompany loans........    13,939     (13,216)         (723)              --            --
Intercompany dividends....        --      (6,245)       (6,245)          12,490            --
Equity contributions into
  subsidiaries............        --          --           751             (751)           --
                            --------    --------       -------         --------       -------
Net cash used in financing
  activities..............    12,139     (19,461)       (5,302)          11,739          (885)
Effect of exchange rate
  changes on cash.........        --          --          (170)              --          (170)
                            --------    --------       -------         --------       -------
Net increase (decrease) in
  cash and cash
  equivalents.............    (4,320)      2,517        (1,816)              --        (3,619)
Cash and cash equivalents
  at beginning of
  period..................     4,329          55         4,242               --         8,626
                            --------    --------       -------         --------       -------
Cash and cash equivalents
  at end of period........  $      9    $  2,572       $ 2,426         $     --       $ 5,007
                            ========    ========       =======         ========       =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                               SIX MONTHS ENDED JUNE 30, 2002
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net cash provided by (used
  in) operating
  activities..............  $(16,527)   $ 25,131       $ 7,163         $(11,302)      $ 4,465
Equity contributions into
  subsidiaries............        --         (46)           --               46            --
Purchases of property,
  plant and equipment,
  net.....................        --      (3,053)       (2,112)              --        (5,165)
                            --------    --------       -------         --------       -------
Net cash used in investing
  activities..............        --      (3,099)       (2,112)              46        (5,165)
Debt proceeds
  (payments)..............     4,000          --           420               --         4,420
Common stock
  transactions............      (200)         --            --               --          (200)
Intercompany loans........    15,635     (16,530)          895               --            --
Costs associated with
  debt....................      (488)         --            --               --          (488)
Intercompany dividends....        --      (5,651)       (5,651)          11,302            --
Equity contributions into
  subsidiaries............        --          --            46              (46)           --
                            --------    --------       -------         --------       -------
Net cash provided by (used
  in) financing
  activities..............    18,947     (24,637)       (6,746)          16,168         3,732
Effect of exchange rate
  changes on cash.........        --          --           253               --           253
                            --------    --------       -------         --------       -------
Net increase (decrease) in
  cash and cash
  equivalents.............     2,420        (149)        1,014               --         3,285
Cash and cash equivalents
  at beginning of
  period..................         5          32         2,409               --         2,446
                            --------    --------       -------         --------       -------
Cash and cash equivalents
  at end of period........  $  2,425    $   (117)      $ 3,423         $     --       $ 5,731
                            ========    ========       =======         ========       =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                         SIX MONTHS ENDED JUNE 30, 2001 (RESTATED)
                            --------------------------------------------------------------------
                             PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                            --------   ----------   --------------   ------------   ------------
Net cash provided by (used
  in) operating
  activities..............  $(17,581)   $ 29,518       $ 2,708         $(15,429)      $   (784)
                            --------    --------       -------         --------       --------
Proceeds from sale of
  property................        --          --         3,480               --          3,480
Equity contributions into
  subsidiaries............        --      (1,751)           --            1,751             --
Purchases of property,
  plant and equipment,
  net.....................        --      (8,581)       (3,631)              --        (12,212)
                            --------    --------       -------         --------       --------
Net cash used in investing
  activities..............        --     (10,332)         (151)           1,751         (8,732)
Debt proceeds
  (payments)..............    (3,250)         --         1,353               --         (1,897)
Common stock
  transactions............      (175)         --            --               --           (175)
Intercompany loans........    13,939     (13,216)         (723)              --             --
Intercompany dividends....        --      (6,245)       (9,184)          15,429             --
Equity contributions into
  subsidiaries............        --          --         1,751           (1,751)            --
                            --------    --------       -------         --------       --------
Net cash used in financing
  activities..............    10,514     (19,461)       (6,803)          13,678         (2,072)
Effect of exchange rate
  changes on cash.........        --          --          (481)              --           (481)
                            --------    --------       -------         --------       --------
Net increase (decrease) in
  cash and cash
  equivalents.............    (7,067)       (275)       (4,727)              --        (12,069)
Cash and cash equivalents
  at beginning of
  period..................     7,076       2,847         7,153               --         17,076
                            --------    --------       -------         --------       --------
Cash and cash equivalents
  at end of period........  $      9    $  2,572       $ 2,426         $     --       $  5,007
                            ========    ========       =======         ========       ========

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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                       ACOUSTIC AND
                                         HEARING AID     INFRARED     AUTOMOTIVE
                                         COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                         -----------   ------------   ----------   --------
Three months ended June 30, 2002
  Revenues from external customers.....    $34,609       $10,668       $12,956     $ 58,233
  Operating income (loss) before
     restructuring and impairment......     12,962           226         1,115       14,303
Three months ended June 30, 2001
  Revenues from external customers.....    $35,117       $ 9,358       $12,805     $ 57,280
  Operating income (loss) before
     restructuring.....................     10,231           752         2,641       13,624
Six months ended June 30, 2002
  Revenues from external customers.....    $66,410       $18,199       $24,630     $109,239
  Operating income (loss) before
     restructuring and impairment......     24,360          (674)        1,638       25,324
Six months ended June 30, 2001
  Revenues from external customers.....    $67,323       $17,407       $27,279     $112,009
  Operating income (loss) before
     restructuring.....................     23,508          (246)        4,578       27,840

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               -------------------   -------------------
                                                 2002       2001       2002       2001
                                               --------   --------   --------   --------
Profit or Loss
  Total operating income for reportable
     segments before restructuring and
     impairment charges......................  $14,303    $13,624    $ 25,324   $ 27,840
  Unallocated amount -- corporate overhead...   (3,726)    (3,349)     (6,831)    (6,396)
  Impairment of assets held for sale.........   (8,683)        --      (8,683)        --
  Restructuring activity.....................     (607)     2,122        (618)     1,837
                                               -------    -------    --------   --------
  Total consolidated operating income
     (loss)..................................    1,287     12,397       9,192     23,281
  Other expense..............................   (8,819)    (9,614)    (17,713)   (19,735)
                                               -------    -------    --------   --------
  Income (loss) before income taxes..........  $(7,532)   $ 2,783    $ (8,521)  $  3,546
                                               =======    =======    ========   ========
Geographic Information
  Revenues (based on billing location of
     product shipment)
     United States...........................  $27,980    $35,968    $ 54,532   $ 68,854
     Germany.................................    4,235      4,353       8,020      9,698
     United Kingdom..........................   15,136      8,966      28,365     18,346
     Other geographic areas..................   10,882      7,993      18,322     15,111
                                               -------    -------    --------   --------
                                               $58,233    $57,280    $109,239   $112,009
                                               =======    =======    ========   ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

5.  RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists almost entirely of severance payments to terminated employees and outplacement expenses. As of June 30, 2002, 1,006 positions have been eliminated of the 1,047 total positions that were expected to be eliminated in the restructuring, thereby reducing our headcount related to operations that existed in March 2000 by 18%. $19.4 million has been spent on severance and outplacement costs through June 30, 2002. In June 2002 the Company identified an additional 25 positions at its U.S. locations to be included in the restructuring, resulting in a second quarter 2002 charge of $0.6 million consisting of severance related payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table shows our net sales growth for the second quarter and first six months of 2002 and 2001 compared to the same periods of their respective prior years for each of our three operating segments.

                                             SECOND QUARTER               FIRST SIX MONTHS
                                       ---------------------------   ---------------------------
                                       2002 VS 2001   2001 VS 2000   2002 VS 2001   2001 VS 2000
                                       ------------   ------------   ------------   ------------
KE...................................      (1.5)%         (1.9)%         (1.4)%         (6.2)%
Emkay................................      14.0%          13.7%           4.6%          12.1%
Automotive Components................       1.2%         (23.3)%         (9.7)%        (18.0)%
     Total...........................       1.7%          (5.7)%         (2.5)%         (7.1)%

     Overall, all three divisions enjoyed sales increases in the second quarter compared to the first quarter of this year. However, Emkay sales were much stronger in the second quarter compared to the prior year, while the Automotive Group and KE sales were about the same as the second quarter of last year.

     Sales for the second quarter of 2002 increased two percent compared to the second quarter of 2001. The KE Division sales were down two percent in the second quarter with most of the decline in the core transducer business. KE transducer unit sales actually increased low single digits, but the increase was offset by unfavorable sales price and mix. The Emkay Division sales increased fourteen percent in the second quarter with higher sales in the components, infrared, and finished goods businesses. The Automotive Components Group sales increased one percent for the quarter with all of the increase at SSPI.

     Sales for the first six months of 2002 declined three percent compared to the first six months of 2001. The KE Division sales were down slightly in the first six months with the decline split between the core transducer business and the Deltek controls business. KE transducer unit sales actually increased low single digits, but the increase was offset by unfavorable sales price and mix. The Emkay Division sales increased five percent in the first six months with higher sales in components and condensor mic businesses partially offset by a decline in the finished goods business. The infrared business increased only slightly for the first six months. The Automotive Components Group sales declined ten percent for the first six months with the decline about equally split between the Ruf and the SSPI businesses. However, the rate of decline was greater at Ruf as the decline is off a lower sales base.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated statements of operations, as a percentage of our net sales, for the three months and six months ended June 30, 2002 and 2001.

                                                        THREE MONTHS         SIX MONTHS
                                                       ENDED JUNE 30,      ENDED JUNE 30,
                                                       ---------------     ---------------
                                                        2002     2001       2002     2001
                                                       ------   ------     ------   ------
Net sales............................................  100.0%   100.0%     100.0%   100.0%
Cost of sales........................................   56.5%    58.7%      57.3%    56.6%
Research and development.............................    6.7%     6.0%       6.7%     6.2%
Sales and marketing expense..........................    6.2%     5.7%       6.6%     6.0%
General and administrative expense...................   12.5%    11.7%      12.4%    12.1%
Impairment of assets held for sale...................   14.9%     0.0%       7.9%     0.0%
Restructuring activity...............................    1.0%    (3.7)%      0.6%    (1.6)%
                                                       -----    -----      -----    -----
Income from operations...............................    2.2%    21.6%       8.4%    20.8%
EBITDA...............................................    7.3%    27.5%      14.3%    26.9%
EBITDA excluding impairment and restructuring........   23.2%    23.8%      22.8%    25.3%

     Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 18.1% and 23.2%, respectively, for the quarter ended June 30, 2002. Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 17.9% and 23.8%, respectively, for the quarter ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 2.2% and 7.3%, respectively, for the quarter ended June 30, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 21.6% and 27.5%, respectively, for the quarter ended June 30, 2001. The lower operating income and EBITDA, as reported, in the second quarter of 2002 compared to 2001 is due to lower Emkay and Automotive Component results including the asset impairment charge for Ruf discussed below.

     Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 16.9% and 22.8%, respectively, for the six months ended June 30, 2002. Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 19.2% and 25.3%, respectively, for the six months ended June 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 8.4% and 14.3%, respectively, for the six months ended June 30, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 20.8% and 26.9%, respectively, for the six months ended June 30, 2001. The lower operating income and EBITDA in the first six months of 2002 compared to 2001, as reported, is primarily due to lower Automotive Component results including the asset impairment charge for Ruf discussed below.

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                         NET SALES          TOTAL SALES
                                                      ----------------    ----------------
                                                       QUARTER ENDED       QUARTER ENDED
                                                          JUNE 30,            JUNE 30,
                                                      ----------------    ----------------
SEGMENT                                                2002      2001      2002      2001
-------                                               ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
KE..................................................  $34.6     $35.1      59.4%     61.3%
Emkay...............................................   10.7       9.4      18.3%     16.3%
Automotive Components...............................   12.9      12.8      22.3%     22.4%
                                                      -----     -----     -----     -----
Total...............................................  $58.2     $57.3     100.0%    100.0%
                                                      =====     =====     =====     =====

     Consolidated sales increased $0.9 million or 1.7 percent the second quarter 2002 compared to the same quarter of 2001. KE Group sales declined $0.5 million or 1.5 percent compared to the second quarter of last year. The small KE sales decline occurred because unfavorable pricing and mix in the transducer product line exceeded the low single digit unit volume increase. The Emkay Group sales increased $1.3 million or 14.0 percent in the second quarter of this year compared to the same quarter last year. The increase occurred in all parts of the business, particularly in the components and finished goods product lines. The Automotive Components Group sales increased $0.1 million or 1.2 percent in the second quarter reversing a three-year trend. The SSPI sales product line was up in the second quarter compared to the same quarter last year, while the Ruf sales were flat.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                               PERCENT OF
                                                         COST OF SALES       SEGMENT SALES
                                                        ----------------    ----------------
                                                         QUARTER ENDED       QUARTER ENDED
                                                            JUNE 30,            JUNE 30,
                                                        ----------------    ----------------
SEGMENT                                                  2002      2001      2002      2001
-------                                                 ------    ------    ------    ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE....................................................  $17.7     $21.1      51.1%     60.3%
Emkay.................................................    6.6       5.1      61.5%     54.1%
Automotive Components.................................    8.6       7.4      66.6%     57.8%
                                                        -----     -----
Total.................................................  $32.9     $33.6      56.5%     58.7%
                                                        =====     =====

     Consolidated cost of sales declined by 2.2 percentage points as a percent of sales in the second quarter 2002 compared to the same period the prior year. The KE Group's cost of sales declined by $3.4 million or 9.2 percentage points. The improvement was due to $1.7 million less inventory shrink, $1.0 million less warranty expense, $0.5 million less currency losses, and $2.2 million less manufacturing overhead absorption variance the second quarter of this year compared to last year partially offset by $0.8 million increase due to volume and $1.2 million loss due to pricing and mix this year. The Emkay Group's cost of sales increased by $1.5 million or 7.4 percentage points with about one half due to volume and the other half due to unfavorable mix. The Automotive Components Group cost of sales increased by $1.2 million or 8.8 percentage points, primarily due to the loss of high margin SSPI sales compared to the prior year period and declining Ruf sales.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                       OPERATING INCOME    SEGMENT SALES
                                                       ----------------    -------------
                                                        QUARTER ENDED      QUARTER ENDED
                                                           JUNE 30,          JUNE 30,
                                                       ----------------    -------------
                                                        2002      2001     2002     2001
                                                       ------    ------    -----    ----
                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
KE...................................................  $12.6     $12.7      36.4%   36.3%
Emkay................................................    0.2       0.8       2.0%    8.0%
Automotive Components................................   (7.6)      2.2     (58.5)%  17.5%
Unallocated amount -- corporate overhead.............   (3.9)     (3.3)       --      --
                                                       -----     -----     -----    ----
Total................................................  $ 1.3     $12.4       2.2%   21.6%
                                                       =====     =====     =====    ====

     Notwithstanding the lower KE Group sales and much higher Emkay and Auto Components cost of sales, which significantly reduced the gross margins in those two divisions, the primary causes of the reduction in operating income are the asset impairment charge, the year over year unfavorable swing in restructuring, and higher SG&A expense. The improved KE margin more than offset the lower KE sales and lower Emkay and Automotive Components margin. The Automotive Group operating income was significantly reduced by the $8.7 million asset impairment charge for Ruf. The Company is still attempting to divest its Ruf business and based on current and expected market conditions, the Company wrote the Ruf assets held for sale down to their fair value less costs to dispose. The KE operating income was reduced $2.9 million due to the favorable second quarter building sale in 2001 and the unfavorable personnel reduction during the second quarter this year. Excluding the restructuring swing, the KE operating profit increased $2.8 million. SG&A expense increased $1.4 million reducing operating income in the second quarter of this year compared to the same period last year.

     The KE Group operating income declined by $0.1 million primarily due to the swing in restructuring which was $2.5 million favorable last year and $0.4 million unfavorable this year offsetting the net $2.9 million improvement in the gross margin discussed above. Again, notwithstanding the favorable gross margin the division's operating income was lowered by unfavorable pricing and mix discussed above.

     The Emkay Group operating income declined by $0.6 million primarily due to unfavorable mix discussed above.

     The Automotive Components Group operating income decreased by $9.8 million. The decline was primarily caused by the $8.7 million impairment charge for Ruf. The remaining $1.1 million was due to unfavorable mix at SSPI and lower Ruf sales, which decreased faster than Ruf's manufacturing costs were reduced.

     Unallocated corporate expenses increased by $0.6 million in the second quarter compared to the same quarter last year. Restructuring activity was an expense of $0.6 million this year compared to a benefit of $2.1 million the second quarter of last year resulting in an unfavorable effect on operating income of $2.7 million for this year compared to last year.

     We had operating income of $1.3 million in the second quarter 2002 compared to operating income of $12.4 million the same quarter last year, primarily as a result of the Ruf impairment charge, the restructuring fluctuation, the lower Emkay and Automotive Components Group gross margin, and the increased SG&A discussed above. After adjusting out the impairment and restructuring charges, we had adjusted operating income of $10.6 million the second quarter this year compared to $10.3 million the same quarter last year. On an adjusted basis our operating income increased $0.3 million or 0.5 percentage points the second quarter this year compared to the same quarter last year.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $8.8 million the second quarter of this year compared to $9.6 million the same quarter last year. The reduction in interest expense is due primarily to lower interest rates on the senior debt.

     Income tax expense was a $0.3 million expense the second quarter this year compared to $2.4 million expense the second quarter last year. We are providing tax at this year's expected worldwide amount of approximately $5 million prorated over the pretax income adjusted for nondeductible items such as the Ruf asset impairment charge.

     After interest expense and taxes, we reported a net loss of $7.8 million the second quarter of this year compared to net income of $0.4 million for the same period last year.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                          PERCENT OF
                                                    NET SALES             TOTAL SALES
                                                -----------------      -----------------
                                                SIX MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
                                                -----------------      -----------------
SEGMENT                                          2002       2001        2002       2001
-------                                         ------     ------      ------     ------
                                                   (IN MILLIONS, EXCEPT PERCENTAGES)
KE............................................  $ 66.4     $ 67.3       60.8%      60.1%
Emkay.........................................    18.2       17.4       16.7%      15.5%
Automotive Components.........................    24.6       27.3       22.5%      24.4%
                                                ------     ------      -----      -----
Total.........................................  $109.2     $112.0      100.0%     100.0%
                                                ======     ======      =====      =====

     Consolidated sales declined $2.8 million or 2.5 percent the first six months 2002 compared to the same period of 2001. The Automotive Components Group sales declined the most significantly and accounted for almost all the sales decline. KE Group sales declined $0.9 million or 1.4 percent primarily due to pricing and mix as unit volumes increased low single digits. The Emkay Group sales increased $0.8 million or 4.6 percent with all product lines increasing some except for finished goods. The Automotive Components Group sales declined $2.7 million or 9.7 percent in the first six months continuing a three-year trend. Ruf sales were down approximately 16 percent in the first six months compared to the same period last year, while the SSPI sales were down 7 percent again largely due to unfavorable mix.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                            PERCENT OF
                                                    COST OF SALES          SEGMENT SALES
                                                  -----------------      -----------------
                                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                  -----------------      -----------------
SEGMENT                                            2002       2001       2002        2001
-------                                           ------     ------      -----       -----
                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
KE..............................................  $34.5      $36.4       51.9%       54.1%
Emkay...........................................   11.3       10.2       62.2%       58.7%
Automotive Components...........................   16.8       16.7       68.2%       61.2%
                                                  -----      -----
Total...........................................  $62.6      $63.3       57.3%       56.6%
                                                  =====      =====

     Consolidated cost of sales decreased by $0.7 million, but increased by 0.7 percent of sales in the first six months 2002 compared to the same period the prior year. The KE Group's cost of sales decreased by $1.9 million or 2.2 percentage points, primarily due to favorable second quarter performance discussed above being greater than the price and mix decline for the first half. The Emkay Group cost of sales increased by $1.1 million or 3.5 percentage points with about one third due to increased volume, one third due to unfavorable manufacturing absorption, and one third due to unfavorable mix. The Automotive Components Group cost of sales increased $0.1 million or 7.0 percentage points with little volume change primarily due to the loss of high margin SSPI sales compared to the prior year and the Ruf sales declining faster than the cost reduction impact of product transfers to Hungary.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                   OPERATING INCOME        SEGMENT SALES
                                                   -----------------     -----------------
                                                   SIX MONTHS ENDED      SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                   -----------------     -----------------
                                                    2002       2001       2002       2001
                                                   ------     ------     ------      -----
                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
KE...............................................  $24.0      $25.9       36.1%      38.5%
Emkay............................................   (0.6)      (0.3)      (3.8)%     (2.0)%
Automotive Components............................   (7.1)       4.1      (28.5)%     15.1%
Unallocated amount -- corporate overhead.........   (7.1)      (6.4)
                                                   -----      -----
Total............................................  $ 9.2      $23.3        8.4%      20.8%
                                                   =====      =====

     The decline in operating income the first six months of 2002 compared to the first six months of 2001 is due the asset impairment charge, the swing in restructuring from benefit to expense, lower Automotive Component sales, and much lower Auto Components and Emkay margins. Operating income declined $14.1 million or 12.4 percentage points in the first six months of 2002 compared to the same period of 2001. The Ruf impairment charge accounted for $8.7 million of the difference and the swing in the restructuring expense from $1.8 million credit in 2001 to $0.6 million expense in 2002 accounted for another $2.4 million. Therefore after adjusting for these two charges the difference in the first six months of 2002 compared to the same period of 2001 is a $3.0 million decline in operating income. SG&A expense increased $0.9 million in the first six months and the remaining $2.0 million net decline in operating income was due to the decline in gross margin discussed above.

     The KE Group operating income declined by $1.9 million primarily due to the fluctuation in the restructuring expense. If the restructuring expense is added back, the KE operating income improved by $0.9 million despite the lower sales and unfavorable pricing and mix.

     The Emkay Group operating income declined by $0.3 million the first six months despite higher sales volume due to unfavorable mix in the first six months and unfavorable absorption in the first quarter.

     The Automotive Components Group operating income decreased by $11.2 million. If the Ruf impairment charge is added back, the Automotive Components operating income declined by $2.5 million primarily due to lower sales and unfavorable mix. The primary cause was lower SSPI gross margin and lower Ruf sales, which decreased faster than Ruf's manufacturing costs were reduced.

     Unallocated corporate expenses increased by $0.7 million in the six months compared to the same quarter last year. Corporate general and administrative expense increases account for $0.5 million and restructuring for $0.2 million.

     We had operating income of $9.2 million in the first six months 2002 compared to operating income of $23.3 million the same period last year, primarily as a result of the Ruf impairment charge, the unfavorable swing in restructuring, lower Automotive Components sales, and lower Automotive Components and Emkay gross margins discussed above. After adjusting out the impairment and restructuring charges, we had adjusted operating income of $18.5 million the first six months this year compared to $21.4 million the same period last year. On an adjusted basis operating income declined $2.9 million or 2.7 percentage points the first six months this year compared to the same period last year, primarily due to the first quarter results.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $17.7 million the first six months this year compared to $19.8 million the same period last year. The reduction in interest expense is due primarily to lower interest rates on the senior debt.

     Income tax expense was a $0.3 million benefit the first six months this year compared to $2.5 million expense the first quarter last year. We are providing tax at this year's expected worldwide amount of approximately $5 million prorated over the pretax income adjusted for nondeductible items such as the Ruf asset impairment charge.

     After interest expense and taxes, we reported a net loss of $8.2 million the first six months this year compared to net income of $1.0 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs, and we will also need to fund repayments of principal under our term loans ($9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $35 million each year.

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

     The Company is required to maintain the following amended leverage ratios and interest coverage ratios for 2002 as follows:

                                                       LEVERAGE RATIO   INTEREST COVERAGE RATIO
                                                       --------------   -----------------------
March 31, 2002.......................................      Waived               Waived
June 30, 2002........................................        6.75                 1.45
September 30, 2002...................................        6.65                 1.45
December 31, 2002....................................        6.45                 1.45

     We did meet the financial ratios required at the end of the second quarter. Our leverage ratio was 6.49 compared to a required ratio less than 6.75 and our interest expense coverage ratio was 1.6 compared to a required ratio greater than 1.45. We also were in compliance with the capital expenditure limit and other terms and conditions of our credit agreement.

     We expect to be able to comply with the required covenants through March 31, 2003. However, we can provide no assurance that we will meet the revised covenants through March 31, 2003 or the more stringent covenants thereafter. The inability to meet the required covenants could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.

     Net cash provided by operating activities was $3.1 million in the second quarter of 2002 compared to $0.4 million in the first quarter of 2001 or $2.8 million better. Although income was a net loss of $7.8 million in the second quarter of this year compared to net income of $0.4 million the second quarter of last year, after adjusting for non cash items, cash earnings from operations were $3.9 million better the second quarter of 2002 compared to the second quarter of 2001. Accounts payable was a $1.0 million use of working capital year over year accounting for most of the $1.1 million increase in working capital year over year.

     Net cash used in investing activities was $2.3 million in the second quarter this year compared to a net $2.9 million the second quarter of last year. Capital expenditures were $6.4 million the second quarter last year offset by $3.5 provided by the sale of the United Kingdom building. Investing activities for both years is primarily net purchases of property, plant and equipment. The major reason the second quarter capital expenditures last year were higher than the second quarter this year was the significant ERP related investment and automation equipment spending last year.

     Net cash used by financing activities was $2.4 million in the second quarter of 2002, as compared to a $0.9 million use in the second quarter of last year. The effect of exchanges rates on cash was $0.3 million increase the second quarter this year compared to a $0.2 million decrease the second quarter of last year.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $1.1 million decrease in cash the second quarter of this year, compared to a $3.6 million reduction in cash for the same period last year. Our cash balance was $5.7 million at June 30 this year compared to $5.0 million at June 30 last year.

     Net cash provided by operating activities was $4.5 million in the first six months of 2002 compared to a $0.8 million use of cash by operating activities in the first six months of 2001 or $5.2 million better. Although income was a net loss of $8.2 million in the first six months of this year compared to net income of $1.0 million the first six months of last year, after adjusting for non cash items, cash earnings from operations were $3.4 million more the first six months of 2002 compared to the first six months of 2001. Net working capital improved $1.8 million in the first six months. Items consuming working capital included accounts payable of $4.0 million, income taxes of $2.6 million, accounts receivable of $2.1 million, and accrued interest expense of $1.2 million or a total of $9.9 million. The net of these four uses of working capital and the cash earnings improvement were more than made up by a reduction in five other areas of working capital totaling more than

$11.6 million -- namely, a $3.5 million year over year reduction in inventory, a $2.6 million reduction in accrued compensation and benefits, a $2.5 million reduction in accrued restructuring, a $1.6 million reduction in other current and non current liabilities, and a $1.4 million reduction in other current assets.

     Net cash used in investing activities was $5.2 million in the first six months this year compared to $8.7 million the first six months of last year. Capital expenditures were $12.2 million the first six months last year offset by $3.5 million provided by the sale of the United Kingdom building. Investing activities for both years is primarily net purchases of property, plant and equipment. The major reason the first six months last year was higher than the first six months this year was the significant ERP related investment and automation project the first six months of last year.

     Net cash from financing activities was $3.7 million in the first six months of 2002, primarily due to borrowing in order to increase cash in anticipation of debt and interest payments in the second quarter of this year, compared to a $2.1 million use of cash from financing activities in the first six months of last year, primarily to pay down debt in the first six months of last year. The effect of exchanges rates on cash was $0.3 million increase in cash the first six months this year compared to a $0.5 million decrease in cash the first six months of last year.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $3.3 million increase in cash the first six months of this year, compared to a $12.1 million reduction in cash for the same period last year. Our cash balance was $5.7 million at June 30 this year compared to $5.0 million at June 30 last year.

     We expect capital expenditures of $12 to $13 million in 2002. We expect our major capital expenditures in 2002 will be to support new product introductions for Emkay, for new production equipment for KE, and for new product introductions for SSPI and Ruf. We may also pursue joint ventures in lower wage locations, which would require additional capital resources. The amount and timing of actual capital expenditures may be different than our current expectations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During the first six months of 2002, approximately 77% of our revenue was denominated in U.S. dollars, approximately 16% of our revenue was denominated in Euros, and the balance was denominated in other foreign currencies including the British pound and the Japanese yen. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first six months of 2002, our operating income and margins were not significantly affected by the change in the Euro exchange rate. As we discussed earlier, we believe currency changes added about $0.5 million to income in the first six months. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and Euro. Our primary exposure longer term is the relation of the Euro to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $2 million. The amount outstanding under the existing notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of June 30, 2002 to be $125.6 million based on current market prices, and as of August 7, 2002 we estimate the fair value of the notes to be $107.2 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Knowles Electronics Holdings, Inc.

                                          By /s/ JAMES H. MOYLE
                                            ------------------------------------
                                            James H. Moyle, Vice President &
                                             CFO,
                                             (As duly authorized officer and as
                                             the principal financial and
                                             accounting officer)

                                          By /s/ JAMES F. BRACE
                                            ------------------------------------
                                            James F. Brace, Executive Vice
                                             President,
                                            (As duly authorized officer)

Date: August 12, 2002