Form 10-Q
period 2002-09-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2002-11-14
CIK 1099373

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

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Statements of Operations for the three months
         and nine months ended September 30, 2002 and 2001...........    2
         Consolidated Balance Sheets as of September 30, 2002 and
         December 31, 2001...........................................    3
         Consolidated Statements of Cash Flows for the three months
         and nine months ended September 30, 2002 and 2001...........    4
         Notes to the Consolidated Financial Statements..............    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 3.  Qualitative and Quantitative Disclosures about Market
         Risk........................................................   23
Item 4.  Controls and Procedures.....................................   24

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities and Use of Proceeds -- None
Item 3.  Defaults Upon Senior Securities -- None
Item 4.  Submission of Matters to a Vote of Security Holders -- None
Item 5.  Other Information -- None
Item 6.  Exhibits and Report on Form 8-K
         Signatures
         Certifications
         Exhibit Index

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      --------------------   ---------------------
                                                       2002        2001        2002        2001
                                                      -------   ----------   --------   ----------
                                                                (RESTATED)              (RESTATED)
                                                         (IN THOUSANDS)         (IN THOUSANDS)
                                                                      (UNAUDITED)
Net sales...........................................  $51,596    $54,639     $160,835    $166,648
Cost of sales.......................................   29,540     29,555       92,093      92,903
                                                      -------    -------     --------    --------
Gross margin........................................   22,056     25,084       68,742      73,745
Research and development expenses...................    2,952      3,290       10,315      10,274
Selling expenses....................................    3,129      3,903       10,364      10,578
General and administrative expenses.................    5,377      6,624       18,976      20,182
Impairment of assets held for sale..................    4,175         --       12,858          --
Restructuring activity..............................    1,055        171        1,673      (1,665)
                                                      -------    -------     --------    --------
Operating income....................................    5,368     11,096       14,556      34,376
Other income (expense):
  Interest income...................................       25         17           36         121
  Interest expense..................................   (8,810)    (9,118)     (26,533)    (28,957)
                                                      -------    -------     --------    --------
Income (loss) before income taxes...................   (3,417)     1,995      (11,941)      5,540
Income tax expense (benefit)........................   (2,046)     2,353       (2,339)      4,853
                                                      -------    -------     --------    --------
Net income (loss)...................................  $(1,371)   $  (358)    $ (9,602)   $    687
                                                      =======    =======     ========    ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
Current Assets:
  Cash & cash equivalents...................................    $  19,791      $   2,446
  Accounts receivable, net..................................       31,620         39,113
  Inventories, net..........................................       40,367         46,662
  Prepaid expenses and other................................        5,934          6,082
  Deferred taxes, current portion...........................        6,190          6,096
                                                                ---------      ---------
Total current assets........................................      103,902        100,399
Property, plant and equipment, at cost:
Land........................................................        3,713          3,706
Building and improvements...................................       23,473         23,220
Machinery and equipment.....................................       57,533         53,879
Furniture and fixtures......................................       27,306         26,117
Construction in progress....................................        5,838          5,085
                                                                ---------      ---------
     Subtotal...............................................      117,863        112,007
Accumulated depreciation....................................      (70,609)       (61,967)
                                                                ---------      ---------
     Net....................................................       47,254         50,040
Assets held for sale, net of impairment.....................        3,633         15,587
Other assets, net...........................................        3,225          3,105
Deferred finance costs, net.................................        7,438          8,421
Deferred income taxes.......................................        2,157            330
                                                                ---------      ---------
Total assets................................................    $ 167,609      $ 177,882
                                                                =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  13,615      $  17,727
  Short term debt...........................................        3,753          5,287
  Accrued compensation and employee benefits................        7,645          7,403
  Accrued interest payable..................................        9,928          5,096
  Accrued warranty & rebates................................        7,937          7,545
  Accrued restructuring costs...............................        1,946          4,197
  Other liabilities.........................................        6,827          7,885
  Income taxes..............................................        3,511          6,940
  Current portion of notes payable..........................        9,625          9,000
                                                                ---------      ---------
Total current liabilities...................................       64,787         71,080
Accrued pension liability...................................        9,563          8,872
Other noncurrent liabilities................................           20              5
Notes payable...............................................      333,686        330,773
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $67,391 September, 2002;
  $50,042 December 2001.....................................      252,391        235,042
Stockholders' equity (deficit):
  Common stock, Class A, $0.001 par value, 1,052,632 shares
     authorized, outstanding: 970,833 September 2002;
     981,667 December 2001..................................           --             --
  Common stock, Class B, $0.001 par value, 52,632 shares
     authorized, none ever issued...........................           --             --
  Capital in excess of par value............................       16,888         17,213
  Retained earnings (accumulated loss)......................     (504,889)      (477,937)
  Accumulated other comprehensive income -- translation
     adjustment.............................................       (4,837)        (7,166)
                                                                ---------      ---------
Total stockholders' equity (deficit)........................     (492,838)      (467,890)
                                                                ---------      ---------
Total liabilities and stockholders' equity (deficit)........    $ 167,609      $ 177,882
                                                                =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                        ---------------------   --------------------
                                                          2002        2001       2002        2001
                                                        --------   ----------   -------   ----------
                                                                   (RESTATED)             (RESTATED)
                                                           (IN THOUSANDS)          (IN THOUSANDS)
                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss).....................................  $(1,371)     $  (358)   $(9,602)   $    687
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.......................    2,641        3,313      9,073      10,151
  Impairment of assets held for sale..................    4,175           --     12,858          --
  Restructuring costs.................................    1,055          217      1,673       1,052
  Amortization of deferred financing fees and debt
     discount.........................................      527          538      1,812       1,594
  Inventory obsolescence provision....................      372          633      2,151       1,197
  Deferred income taxes...............................   (1,872)         (39)    (1,921)        (31)
  Stock compensation expense..........................       --           --        200          --
  (Gain) loss on disposal of fixed assets.............       --           --         --      (3,046)
  Change in assets and liabilities:
     Accounts receivable..............................   11,580       (2,582)     8,142      (3,938)
     Inventories......................................      824          228      5,045         902
     Other current assets.............................      123         (949)      (100)     (2,575)
     Accounts payable.................................     (484)       2,403     (4,112)      2,798
     Accrued restructuring costs......................   (1,067)      (1,449)    (2,753)     (5,642)
     Accrued interest payable.........................    5,028        4,406      4,832       5,367
     Accrued compensation and benefits................      385          580        242      (2,185)
     Other current liabilities........................     (528)         669       (666)        127
     Other noncurrent liabilities.....................       17          302        706        (210)
     Income taxes payable.............................   (1,719)       1,124     (3,429)      2,004
                                                        -------      -------    -------    --------
Net cash provided by operating activities.............   19,686        9,036     24,151       8,252
INVESTING ACTIVITIES
Proceeds from sales of property, plant & equipment....       --           --         --       3,480
Purchases of property, plant, and equipment, net......   (1,940)      (5,041)    (7,105)    (17,253)
                                                        -------      -------    -------    --------
Net cash used in investing activities.................   (1,940)      (5,041)    (7,105)    (13,773)
FINANCING ACTIVITIES
Debt payments -- long term............................   (4,500)      (1,625)    (6,750)     (4,875)
Debt proceeds -- long term............................   10,000           --     10,000          --
Debt proceeds (payments) -- short term, net...........   (8,204)         247     (1,534)      1,600
Issuance of preferred stock and common stock..........       --           --         --         125
Costs associated with debt............................      (53)          --       (541)         --
Repurchase of common stock............................     (200)          --       (400)       (300)
                                                        -------      -------    -------    --------
Net cash provided by (used in) financing activities...   (2,957)      (1,378)       775      (3,450)
Effect of exchange rate changes on cash...............     (729)         (77)      (476)       (558)
                                                        -------      -------    -------    --------
Net change in cash and cash equivalents...............   14,060        2,540     17,345      (9,529)
Cash and cash equivalents at beginning of period......    5,731        5,007      2,446      17,076
                                                        -------      -------    -------    --------
Cash and cash equivalents at end of period............  $19,791      $ 7,547    $19,791    $  7,547
                                                        =======      =======    =======    ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                          SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

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

     For the nine months ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to ($7,273) and $143, respectively. For the three months ended September 30, 2002 and 2001, total comprehensive income (loss) amounted to ($1,391) and $324, respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. The impact of the adoption was not significant to the Company's results of operations or financial condition. Separately, based on current and expected market conditions, the Company recorded an $8,683 impairment of the assets held for disposal related to the Ruf Electronics division in the quarter ended June 30, 2002, and an additional $4,175 in the quarter ended September 30, 2002. These assets were designated as held for sale prior to January 1, 2002, and therefore the Company continues to account for these assets under the previous impairment guidance of SFAS No. 121. The Company completed the sale of the Ruf Electronics division effective November 1, 2002 and expects to record a loss on the sale, including previously recorded impairment charges of approximately $16 million.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The financial statements for the first three quarters of 2001 were restated due to the significance of two fourth quarter adjustments, namely the capitalization of $3.3 million of ERP software implementation costs previously expensed in those quarters and the identification of a $4.0 million unanticipated reduction in inventory in the fourth quarter that related to previous quarters. The results for the period ended September 30, 2002 do not necessarily indicate the results that may be expected for the full year ending December 31, 2002. For further information, refer to the Company's

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

consolidated financial statements and notes thereto included in the Company's Form 10-K dated for the year ended December 31, 2001.

2.  INVENTORY

     Inventories are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Raw materials & components..................................     $24,581        $30,985
Work in process.............................................       5,049          5,789
Finished goods..............................................      19,400         19,939
                                                                 -------        -------
                                                                  49,030         56,713
Less allowances for:
  Obsolescence and net realizable value.....................       8,663         10,051
                                                                 -------        -------
                                                                 $40,367        $46,662
                                                                 =======        =======

3.  NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001 and May 10, 2002 with certain lenders ("Senior Credit Agreement"). The Senior Credit Agreement consists of $218,250 (as amended May 10, 2002), which provides for revolving loans of $18,250 (Revolving Credit Facility) for a period of seven years, a Term A Facility of $50,000 (Term A Facility), which has a maturity of seven years, and a Term B Facility of $150,000 (Term B Facility), which has a maturity of eight years. The Term A Facility and the Revolving Credit facility bear interest, at the Company's option, at either (1) one-, two-, three-, or six month LIBOR plus 3.50% (as amended May 10, 2002) or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 2.50%. The Term B Facility bears interest, at the Company's option, at either (1) one-, two-, three-, or six-month LIBOR plus 4.50% (as amended May 10, 2002) or (2) Alternate Base Rate plus an initial margin on 3.50%. The amendment to the Senior Credit Agreement dated May 10, 2002 increased the interest rate spread for each of the Term A Facility and Term B Facility by 0.50%. At September 30, 2002, the weighted average interest rate was 5.54% for the Term A Facility and 6.51% for the Term B Facility.

     The balance under the Term A Facility, Term B Facility, the 13 1/8% Senior Subordinated Notes ("13 1/8% Notes") and the 10% Senior Subordinated Notes ("10% Notes") is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
Term A facility.............................................    $ 35,625        $ 41,250
Term B facility.............................................     146,625         147,750
13 1/8% Senior Subordinated Notes...........................     151,061         150,773
10% Senior Subordinated Notes...............................      10,000              --
                                                                --------        --------
                                                                 343,311         339,773
Less: Current portion.......................................       9,625           9,000
                                                                --------        --------
Total Long-term notes payable...............................    $333,686        $330,773
                                                                ========        ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

     At September 30, 2002 short-term debt includes $3,753 drawn against a line of credit by our Austrian subsidiary.

     The 13 1/8% Notes were issued in a private placement on October 1, 1999 and are due October 15, 2009 with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed 13 1/8% Notes for a like amount of identical 13 1/8% Notes registered with the Securities and Exchange Commission on October 20, 2000. The 13 1/8% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The 13 1/8% Notes are junior to all of the Company's current and future indebtedness, except indebtedness which is expressly not senior to the 13 1/8% Notes.

     The 10% Notes were issued in a private placement on August 29, 2002 and are due October 15, 2009 with interest payable semiannually at 10% commencing April 15, 2003. The 10% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The 10% Notes were purchased by an affiliate of Doughty Hanson & Co., Ltd., a private equity concern which controls the equity of Knowles.

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. The Company was not in compliance with the required leverage ratio and interest coverage ratio under the Senior Credit Agreement as of March 31, 2002. Additionally, the Company did not make the interest payment on the senior subordinated notes scheduled for April 15, 2002 on that date. An Amendment and Waiver to the Senior Credit Agreement was obtained dated as of May 10, 2002 and the Company made the interest payment on the senior subordinated notes that was scheduled for April 15, 2002 on May 14, 2002. The Amendment and Waiver waived the Company's non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for the periods after March 31, 2002 through the first quarter of 2003. This Amendment and Waiver also limits capital expenditures for the year 2002 to $15 million, prevents any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that can be applied to buying new assets and requires the Company to receive additional funding of at least $10 million by September 3, 2002 which must be used to pay down the outstanding balance on the revolving credit facility to $8.25 million. The Company received the additional $10 million funding from the issuance of the 10% Notes on August 29, 2002. Based on current forecasts, the Company expects to remain in compliance with the amended covenants through December 30, 2002. However, the Company cannot be certain that it will remain in compliance with the more stringent covenants thereafter, beginning December 31, 2002. The Company does expect to renegotiate its loan agreements prior to April, 2003. If future actual results are lower than planned or the Company is unable to renegotiate its loan agreements, the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively "Subordinated Notes") are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of September 30, 2002 and December 31, 2001, summarized income statements for the three and nine months ended September 30, 2002 and 2001, and summarized cash flow

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

information for the nine months ended September 30, 2002 and 2001. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled "Non-guarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of September 30, 2002 and December 31, 2001, summarized income statement for the three and nine months ended September 30, 2002 and 2001, and summarized cash flow information for the nine months ended September 30, 2002 and 2001 is as follows:

                                                            SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Cash.............................  $  10,469    $  6,103       $  3,219       $      --      $  19,791
Accounts receivable..............         --      24,509         66,226         (59,115)        31,620
Inventories......................         --      16,847         23,520              --         40,367
Other current assets.............         --       6,910          5,214              --         12,124
Net property, plant and
  equipment......................         --      22,997         24,257              --         47,254
Assets held for sale, net of
  impairment.....................         --          --          3,633              --          3,633
Investment in and advances to
  subsidiaries...................     97,967     238,810         12,238        (349,015)            --
Deferred finance costs, net......      7,438          --             --              --          7,438
Other non-current assets.........         --       4,896            486              --          5,382
                                   ---------    --------       --------       ---------      ---------
Total assets.....................  $ 115,874    $321,072       $138,793       $(408,130)     $ 167,609
                                   =========    ========       ========       =========      =========
Accounts payable.................  $      --    $ 31,571       $ 40,292       $ (58,248)     $  13,615
Accrued restructuring costs......         --       1,696            250              --          1,946
Advances from parent.............    123,463      50,148         23,194        (196,805)            --
Other current liabilities........      8,945      13,470         14,296            (863)        35,848
Short-term debt..................      9,625          --          3,753              --         13,378
Noncurrent liabilities...........         --       7,512          2,071              --          9,583
Notes payable....................    333,686          --             --              --        333,686
Preferred stock..................    252,391          --             --              --        252,391
Stockholders' equity (deficit)...   (612,236)    216,675         54,937        (152,214)      (492,838)
                                   ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)......................  $ 115,874    $321,072       $138,793       $(408,130)     $ 167,609
                                   =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

                                                             DECEMBER 31, 2001
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Cash.............................  $       5    $     32       $  2,409       $      --      $   2,446
Accounts receivable..............         --      29,136         66,872         (56,895)        39,113
Inventories......................         --      21,813         24,849              --         46,662
Other current assets.............         --       6,801          5,377              --         12,178
Net property, plant and
  equipment......................         --      29,412         20,628              --         50,040
Assets held for sale, net of
  impairment.....................         --          --         15,587              --         15,587
Investment in and advances to
  subsidiaries...................     97,967     192,688         10,749        (301,404)            --
Deferred finance costs, net......      8,421          --             --              --          8,421
Other non-current assets.........         --       3,311            124              --          3,435
                                   ---------    --------       --------       ---------      ---------
Total assets.....................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                                   =========    ========       ========       =========      =========
Accounts payable.................  $      --    $ 26,917       $ 46,762       $ (55,972)     $  17,727
Accrued restructuring costs......         --       3,553            644              --          4,197
Advances from parent.............     93,567      36,398         20,770        (150,735)            --
Other current liabilities........      4,156      17,986         13,693            (966)        34,869
Short-term debt..................     11,000          --          3,287              --         14,287
Noncurrent liabilities...........         --       6,919          1,958              --          8,877
Notes payable....................    330,773          --             --              --        330,773
Preferred stock..................    235,042          --             --              --        235,042
Stockholders' equity (deficit)...   (568,145)    191,400         59,481        (150,626)      (467,890)
                                   ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)......................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                                   =========    ========       ========       =========      =========

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net Sales........................  $      --    $ 39,080       $ 46,696       $ (34,180)     $  51,596
Cost of sales....................         --      23,939         39,598         (33,997)        29,540
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      15,141          7,098            (183)        22,056
Selling, research and
  administrative expenses........         --       7,346          4,295            (183)        11,458
Impairment of assets held for
  sale...........................         --          --          4,175              --          4,175
Restructuring activity...........         --        (134)         1,189              --          1,055
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --       7,929         (2,561)             --          5,368
Other income (expense):
  Interest income................         --         616            141            (732)            25
  Interest expense...............     (8,732)       (427)          (380)            729         (8,810)
  Dividend income................         --         577             --            (577)            --
Income (loss) before taxes.......     (8,732)      8,695         (2,800)           (580)        (3,417)
Income taxes.....................         --       1,828            218              --          2,046
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $  (8,732)   $ 10,523       $ (2,582)      $    (580)     $  (1,371)
                                   =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net Sales........................         --    $ 41,352       $ 42,020       $ (28,733)     $  54,639
Cost of sales....................         --      25,276         32,918         (28,639)        29,555
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      16,076          9,102             (94)        25,084
Selling, research and
  administrative expenses........         --       9,316          4,613            (112)        13,817
Restructuring activity...........         --          56            115              --            171
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --       6,704          4,374              18         11,096
Other income (expense):
  Interest income................         16         433            108            (540)            17
  Interest expense...............     (9,093)       (259)          (264)            498         (9,118)
  Dividend income................         --       7,430             --          (7,430)            --
Income (loss) from continuing
  operations before income
  taxes..........................     (9,077)     14,308          4,218          (7,454)         1,995
                                   ---------    --------       --------       ---------      ---------
Income taxes.....................         --        (600)        (1,753)             --         (2,353)
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $  (9,077)   $ 13,708       $  2,465          (7,454)     $    (358)
                                   =========    ========       ========       =========      =========

                                                    NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $108,841       $146,078        $(94,084)      $160,835
Cost of sales.....................        --      68,844        116,899         (93,650)        92,093
                                    --------    --------       --------        --------       --------
Gross margin......................        --      39,997         29,179            (434)        68,742
Selling, research and
  administrative expenses.........        --      27,465         12,642            (452)        39,655
Impairment of assets held for
  sale............................        --          --         12,858                         12,858
Restructuring activity............        --         467          1,206              --          1,673
                                    --------    --------       --------        --------       --------
Operating income..................        --      12,065          2,473              18         14,556
Other income (expense):
  Interest income.................        --       1,694            384          (2,042)            36
  Interest expense................   (26,363)     (1,162)        (1,043)          2,035        (26,533)
  Miscellaneous, net..............
  Dividend income.................        --      11,879             --         (11,879)            --
                                    --------    --------       --------        --------       --------
Income (loss) before taxes........   (26,363)     24,476          1,814         (11,858)       (11,941)
Income taxes......................        --       6,403         (4,064)             --          2,339
                                    --------    --------       --------        --------       --------
Net income (loss).................  $(26,363)   $ 30,879       $ (2,250)       $(11,868)      $ (9,602)
                                    ========    ========       ========        ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

                                              NINE MONTHS ENDED SEPTEMBER 30, 2001 (RESTATED)
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $128,310       $126,955        $(88,617)      $166,648
Cost of sales.....................        --      81,742         99,451         (88,290)        92,903
                                    --------    --------       --------        --------       --------
Gross margin......................        --      46,568         27,504            (327)        73,745
Selling, research and
  administrative expenses.........        --      27,364         14,047            (377)        41,034
Restructuring activity............        --         696         (2,361)             --         (1,665)
                                    --------    --------       --------        --------       --------
Operating income..................        --      18,508         15,818              50         34,376
Other income (expense):...........
  Interest income.................        79       1,136            295          (1,389)           121
  Interest expense................   (28,879)       (598)          (786)          1,306        (28,957)
  Dividend income.................     2,939      19,828             --         (22,767)            --
                                    --------    --------       --------        --------       --------
Income (loss) from continuing
  operations before income
  taxes...........................   (25,861)     38,874         15,327         (22,800)         5,540
Income taxes......................        --        (196)        (4,657)                        (4,853)
                                    --------    --------       --------        --------       --------
Net income (loss).................  $(25,861)   $ 38,678       $ 10,670        $(22,800)      $    687
                                    ========    ========       ========        ========       ========

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities.....................  $ (19,741)   $ 47,884       $  8,087       $ (11,879)     $  24,151
Equity contributions paid to
  subsidiaries...................         --      (1,290)          (265)          1,555             --
Purchases of property, plant and
  equipment, net.................         --      (3,605)        (3,500)             --         (7,105)
                                   ---------    --------       --------       ---------      ---------
Net cash used in investing
  activities.....................         --      (4,895)        (3,765)          1,555         (7,105)
Debt payments -- long term.......     (6,750)         --             --              --         (6,750)
Debt proceeds -- long term.......     10,000          --             --              --         10,000
Debt proceeds (payments) -- short
  term, net......................     (2,000)                       466                         (1,534)
Common stock transactions........       (400)         --             --              --           (400)
Intercompany loans...............     29,896     (31,067)         1,171              --             --
Costs associated with debt.......       (541)         --             --              --           (541)
Intercompany dividends...........         --      (5,651)        (6,228)         11,879             --
Equity contributions received
  from subsidiaries..............         --          --          1,555          (1,555)            --
                                   ---------    --------       --------       ---------      ---------
Net cash provided by (used in)
  financing activities...........     30,205     (36,718)        (3,036)         10,324            775
Effect of exchange rate changes
  on cash........................         --          --           (476)                          (476)

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
                                   ---------    --------       --------       ---------      ---------
Net increase in cash and cash
  equivalents....................     10,464       6,071            610              --         17,345
Cash and cash equivalents at
  beginning of period............          5          32          2,409              --          2,446
                                   ---------    --------       --------       ---------      ---------
Cash and cash equivalents at end
  of period......................  $  10,469    $  6,103       $  3,219       $      --      $  19,791
                                   =========    ========       ========       =========      =========

                                              NINE MONTHS ENDED SEPTEMBER 30, 2001 (RESTATED)
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net cash provided by operating
  activities.....................  $ (21,713)   $ 49,142       $  3,590       $ (22,767)     $   8,252
                                   ---------    --------       --------       ---------      ---------
Proceeds from sale of property...         --          --          3,480              --          3,480
Equity contributions paid to
  subsidiaries...................         --      (4,530)            --           4,530             --
Purchases of property, plant and
  equipment, net.................         --     (11,277)        (5,976)             --        (17,253)
                                   ---------    --------       --------       ---------      ---------
Net cash used in investing
  activities.....................         --     (15,807)        (2,496)          4,530        (13,773)
Debt payments -- long term.......     (4,875)         --             --              --         (4,875)
Debt proceeds -- short term......         --          --          1,600              --          1,600
Common stock transactions........       (175)         --             --              --           (175)
Intercompany loans...............     25,693     (26,499)           806              --             --
Intercompany dividends...........         --      (9,914)       (12,853)         22,767             --
Equity contributions received
  from subsidiaries..............         --          --          4,530          (4,530)            --
                                   ---------    --------       --------       ---------      ---------
Net cash used in financing
  activities.....................     20,643     (36,413)        (5,917)         18,237         (3,450)
Effect of exchange rate changes
  on cash........................         --          --           (558)             --           (558)
                                   ---------    --------       --------       ---------      ---------
Net increase (decrease) in cash
  and cash equivalents...........     (1,070)     (3,078)        (5,381)             --         (9,529)
Cash and cash equivalents at
  beginning of period............      7,076       2,847          7,153              --         17,076
                                   ---------    --------       --------       ---------      ---------
Cash and cash equivalents at end
  of period......................  $   6,006    $   (231)      $  1,772       $      --      $   7,547
                                   =========    ========       ========       =========      =========

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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

entertainment systems. The automotive component operating segment designs, manufactures, and markets diesel engine solenoids, electronic governors, and position sensors primarily for use in automobiles, trucks, and off road vehicles.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                               ACOUSTIC AND
                                                 HEARING AID     INFRARED     AUTOMOTIVE
                                                 COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                                 -----------   ------------   ----------   --------
Three months ended September 30, 2002
  Revenues from external customers.............   $ 31,252       $ 7,466       $12,878     $ 51,596
  Operating income (loss) before restructuring
     and impairment............................     11,679             1         1,560       13,240
Three months ended September 30, 2001
  Revenues from external customers.............   $ 34,055       $ 7,706       $12,878     $ 54,639
  Operating income (loss) before restructuring
     and impairment............................     14,409          (816)          854       14,447
Nine months ended September 30, 2002
  Revenues from external customers.............   $ 97,662       $25,665       $37,508     $160,835
  Operating income (loss) before restructuring
     and impairment............................     36,038          (674)        3,200       38,564
Nine months ended September 30, 2001
  Revenues from external customers.............   $101,378       $25,113       $40,157     $166,648
  Operating income (loss) before restructuring
     and impairment............................     37,914        (1,061)        5,434       42,287

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA) -- (CONTINUED)

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Profit or Loss
Total operating income for reportable segments before
  restructuring and impairment charges...............  $13,240    $14,447    $ 38,564   $ 42,287
Unallocated amount -- corporate overhead.............   (2,642)    (3,180)     (9,477)    (9,576)
Impairment of assets held for sale...................   (4,175)        --     (12,858)        --
Restructuring activity...............................   (1,055)      (171)     (1,673)     1,665
                                                       -------    -------    --------   --------
Total consolidated operating income (loss)...........    5,368     11,096      14,556     34,376
Other expense........................................   (8,785)    (9,101)    (26,497)   (28,836)
                                                       -------    -------    --------   --------
Income (loss) before income taxes....................  $(3,417)   $ 1,995    $(11,941)  $  5,540
                                                       =======    =======    ========   ========
Geographic Information
Revenues (based on billing location of product
  shipment)
  United States......................................  $26,116    $33,180    $ 80,648   $102,034
  Germany............................................    4,323      4,412      12,343     14,110
  United Kingdom.....................................   14,046     10,627      42,411     28,973
  Other geographic areas.............................    7,111      6,420      25,433     21,531
                                                       -------    -------    --------   --------
                                                       $51,596    $54,639    $160,835   $166,648
                                                       =======    =======    ========   ========

5.  RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000, resulting in a first quarter 2000 charge of $20.1 million. Under the restructuring plan, the Company is consolidating its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring charge consists primarily of severance payments to terminated employees and outplacement expenses. As of September 30, 2002, 1,028 positions have been eliminated of the 1,047 total positions that were expected to be eliminated in the restructuring, thereby reducing our headcount related to operations that existed in March 2000 by 18%. In the quarter ending September 30, 2002 the Company identified an additional 22 positions at its U.S. locations to be included in the restructuring, resulting in a third quarter 2002 charge of $0.5 million consisting of severance related payments. $20.4 million has been spent on severance and outplacement costs through September 30, 2002. The Company also reversed $0.6 million of severance related expenses no longer required due to the sale of Ruf Electronics and recorded a restructuring charge of $1.2 million related to a writedown on a building held for sale in Taiwan.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

     The following table shows our net sales growth for the third quarter and first nine months of 2002 and 2001 compared to the same periods of their respective prior years for each of our three operating segments.

                                              THIRD QUARTER               FIRST NINE MONTHS
                                       ---------------------------   ---------------------------
                                       2002 VS 2001   2001 VS 2000   2002 VS 2001   2001 VS 2000
                                       ------------   ------------   ------------   ------------
KE...................................      (8.2)%         (0.1)%         (3.7)%         (4.3)%
Emkay................................      (3.1)%         (8.1)%          2.2%           4.5%
Automotive Components................        --           (7.3)%         (6.6)%        (14.4)%
          Total......................      (5.6)%         (3.1)%         (3.5)%         (5.8)%

     Overall, sales in the third quarter were below the second quarter and declined in the third quarter of this year compared to the prior year primarily due to declines in the transducer and infrared businesses.

     Sales for the third quarter of 2002 decreased six percent compared to the third quarter of 2001. The KE Group sales were down eight percent in the third quarter due to lower demand and unfavorable sale price and mix. This decrease in sales in the core business was only partially offset by an increase in Deltek sales. The Emkay Group sales decreased three percent in the third quarter due to lower sales in the infrared business that were partly offset by higher sales in the components business. The Automotive Components Group sales were flat for the quarter with an increase at SSPI offsetting a decline at Ruf.

     Sales for the first nine months of 2002 declined four percent compared to the first nine months of 2001. The KE Group sales were down four percent in the first nine months, primarily due to the decline in the core transducer business. KE transducer unit sales actually increased low single digits, but the increase was offset by unfavorable sales price and mix. Emkay Group sales increased two percent in the first nine months with higher sales in components and condensor microphone businesses partially offset by a decline in the finished goods and infrared businesses. The Automotive Components Group sales declined seven percent for the first nine months with declines in the Ruf and the SSPI businesses of 11% and 5%, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated statements of operations, as a percentage of our net sales, for the three months and nine months ended September 30, 2002 and 2001.

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                ------------------      ------------------
                                                 2002        2001        2002        2001
                                                ------      ------      ------      ------
Net sales.....................................  100.0%      100.0%      100.0%      100.0%
Cost of sales.................................   57.3%       54.1%       57.3%       55.7%
Research and development......................    5.7%        6.0%        6.4%        6.2%
Sales and marketing expense...................    6.1%        7.1%        6.4%        6.3%
General and administrative expense............   10.4%       12.0%       11.8%       12.1%
Impairment of assets held for sale............    8.1%        0.0%        8.0%        0.0%
Restructuring activity........................    2.0%        0.3%        1.0%       (0.1)%
                                                -----       -----       -----       -----
Income from operations........................   10.4%       20.3%        9.1%       20.6%
EBITDA........................................   15.6%       26.4%       14.7%       26.7%
EBITDA excluding impairment and
  restructuring...............................   25.7%       26.7%       23.7%       25.7%

     "EBITA" is defined as earnings before interest, taxes, depreciation, amortization, and miscellaneous income/expense. EBITDA should not be construed as an alternative to operating income, or net income, as

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
               CONSOLIDATED RESULTS OF OPERATIONS -- (CONTINUED)

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

     Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 20.5% and 25.7%, respectively, for the quarter ended September 30, 2002. Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 20.6% and 26.7%, respectively, for the quarter ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 10.4% and 15.6%, respectively, for the quarter ended September 30, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 20.3% and 26.4%, respectively, for the quarter ended September 30, 2001. The lower operating income and EBITDA, as reported, in the third quarter of 2002 compared to 2001 is due to the asset impairment charge for Ruf discussed below, lower operating income at the KE Group and restructuring charges, primarily related to a writedown on a building held for sale in Taiwan.

     Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 18.1% and 23.7%, respectively, for the nine months ended September 30, 2002. Operating income and EBITDA, as a percentage of net sales, excluding impairment and restructuring charges, were 20.5% and 25.7%, respectively, for the nine months ended September 30, 2001. Operating income and EBITDA, as a percentage of net sales, as reported, were 9.1% and 14.7%, respectively, for the nine months ended September 30, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 20.6% and 25.7%, respectively, for the nine months ended September 30, 2001. The lower operating income and EBITDA in the first months of 2002 compared to 2001, as reported, is primarily due to the asset impairment charge for Ruf discussed below, lower operating income at the KE and ACG Groups and restructuring charges.

  QUARTER ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                            NET SALES        TOTAL SALES
                                                         ---------------   ---------------
                                                          QUARTER ENDED     QUARTER ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                         ---------------   ---------------
SEGMENT                                                   2002     2001     2002     2001
-------                                                  ------   ------   ------   ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE.....................................................  $31.2    $34.0     60.5%    62.3%
Emkay..................................................    7.5      7.7     14.5%    14.1%
Automotive Components..................................   12.9     12.9     25.0%    23.6%
                                                         -----    -----    -----    -----
          Total........................................  $51.6    $54.6    100.0%   100.0%
                                                         =====    =====    =====    =====

     Consolidated sales decreased by $3.0 million or six percent the third quarter 2002 compared to the same quarter of 2001. KE Group sales declined $2.8 million or eight percent compared to the third quarter of last year. The KE sales declined due to lower demand and unfavorable pricing and mix in the transducer product line, which were only partly offset by a sales increase in Deltek. The Emkay Group sales decreased $0.2 million or three percent in the third quarter of this year compared to the same quarter last year. The decrease occurred in the infrared business, partially offset by increases in the components and finished goods product lines. The Automotive Components Group sales were flat in the third quarter, with a one percent increase in the SSPI sales product line offsetting a two percent decline at Ruf.

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
            QUARTER ENDED SEPTEMBER 30, 2002 AND 2001 -- (CONTINUED)

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                          PERCENT OF
                                                      COST OF SALES      SEGMENT SALES
                                                     ---------------     -------------
                                                      QUARTER ENDED      QUARTER ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                     ---------------     -------------
SEGMENT                                              2002      2001      2002     2001
-------                                              -----     -----     ----     ----
                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
KE.................................................  $16.8     $15.6     53.8%    45.8%
Emkay..............................................    4.3       4.8     57.7%    62.8%
Automotive Components..............................    8.4       9.1     65.4%    71.0%
                                                     -----     -----
          Total....................................  $29.5     $29.5     57.3%    54.1%
                                                     =====     =====

     Consolidated cost of sales increased as a percent of sales in the third quarter 2002 compared to the same period the prior year by 3.2%. The KE Group's cost of sales increased by $1.2 million despite a decline in sales, resulting in an increase in cost of sales as a percentage of revenue of 8.0 percentage points. Cost of sales as a percent of revenue increased due to the effect of lower production levels on costs and lower selling prices. The Emkay Group's cost of sales decreased by $0.5 million with a decrease of 5.1 percentage points in margins due to improved margins in the Infrared division and a favorable mix. The Automotive Components Group cost of sales decreased by $0.7 million or 5.6 percentage points, with an increase in higher margin SSPI sales and a decline in lower margin Ruf sales.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                       OPERATING INCOME   SEGMENT SALES
                                                       ----------------   --------------
                                                        QUARTER ENDED     QUARTER ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                       ----------------   --------------
                                                        2002      2001    2002     2001
                                                       ------    ------   -----    -----
                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
KE...................................................  $11.3     $14.3     36.3%    42.1%
Emkay................................................   (1.2)     (0.8)   (16.2)%  (10.6)%
Automotive Components................................   (2.7)      0.8    (21.1)%    5.9%
Unallocated amount -- corporate overhead.............   (2.0)     (3.2)      --       --
                                                       -----     -----
          Total......................................  $ 5.4     $11.1     10.4%    20.3%
                                                       =====     =====

     Operating income decreased by $5.7 million in the third quarter 2002 compared to the same quarter in 2001. The primary cause of the decrease was an additional $4.2 million non-cash charge for impairment of assets held for sale at Ruf and $1.1 million in restructuring charges, primarily related to a writedown on a building held for sale in Taiwan. Lower sales and margins at KE reduced operating income by $3.0 million, despite reductions in operating expenses. Operating loss from Emkay Group increased by $0.4 million in the third quarter 2002 compared to the same period in 2001 due to the restructuring charge, partially offset by favorable margins and reduced operating expenses. The Automotive Group operating income declined by $3.5 million due to the $4.2 million asset impairment charge for Ruf. On November 1, 2002, the Company announced the sale of its Ruf Electronics operations to W.E.T. Automotive Systems AG, an automotive systems supplier. In connection with the sale, the Company expects to record a loss on the sale, including previously recorded impairment charges of approximately $16 million. In the third quarter 2002, operating income from the SSPI portion of the Automotive Group showed an increase over the same quarter in 2001 primarily due to improved margins.

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
            QUARTER ENDED SEPTEMBER 30, 2002 AND 2001 -- (CONTINUED)

     Unallocated corporate expenses decreased by $1.2 million in the third quarter of 2002 compared to the prior year. The decrease was due to a $0.6 million reduction in Corporate expenses and a restructuring benefit of $0.6 million due to a reversal of severance expenses that are no longer required due to the sale of Ruf Electronics.

     We had operating income of $5.4 million in the third quarter 2002 compared to operating income of $11.1 million the same quarter last year. The decline was primarily a result of the Ruf impairment charge and the restructuring charge and the decline in margins at KE, partially offset by improved margins in the Automotive Components Group and reduced research, selling and administrative expenses. After adjusting out the impairment and restructuring charges, we had adjusted operating income of $10.7 million in the third quarter this year compared to $11.3 million the same quarter last year. On an adjusted basis our operating income decreased $0.6 million in the quarter, due to the decline in sales and margins, only partially offset by reduced operating expenses.

     In connection with our September 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $8.8 million the third quarter of this year compared to $9.1 million the same quarter last year. The reduction in interest expense is due primarily to lower interest rates on the senior debt.

     Income tax expense was a $2.1 million benefit the third quarter this year compared to $2.4 million expense in the third quarter last year. We are providing for tax at this year's expected worldwide effective tax rate of approximately 20%.

     After interest expense and taxes, we reported a net loss of $1.4 million in the third quarter of this year compared to net loss of $0.4 million for the same period last year.

  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                            PERCENT OF
                                                       NET SALES           TOTAL SALES
                                                   ------------------   ------------------
                                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   ------------------
SEGMENT                                              2002       2001     2002        2001
-------                                            ---------   ------   ------      ------
                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
KE...............................................   $ 97.6     $101.4    60.7%       60.8%
Emkay............................................     25.7       25.1    16.0%       15.1%
Automotive Components............................     37.5       40.1    23.3%       24.1%
                                                    ------     ------   -----       -----
          Total..................................   $160.8     $166.6   100.0%      100.0%
                                                    ======     ======   =====       =====

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 -- (CONTINUED)

     Consolidated sales declined $5.8 million or 3.5 percent in the first nine months 2002 compared to the same period of 2001 due to declines in KE and the Automotive Components Group. KE Group sales declined $3.7 million or 3.6 percent primarily due to unfavorable pricing and mix as unit volumes increased in the low single digits. The Emkay Group sales increased $0.6 million or 2.2 percent due to increases in components and condensor microphones. The Automotive Components Group sales declined $2.6 million or 6.6 percent in the first nine months, with Ruf sales down approximately eleven percent in the first nine months compared to the same period last year, and sales at the SSPI division were down five percent.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                            PERCENT OF
                                                     COST OF SALES        SEGMENT SALES
                                                   ------------------   ------------------
                                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   ------------------
SEGMENT                                             2002        2001    2002         2001
-------                                            ------      ------   -----        -----
                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
KE...............................................  $51.3       $52.0    52.5%        51.3%
Emkay............................................   15.6        15.1    60.9%        59.9%
Automotive Components............................   25.2        25.8    67.2%        64.3%
                                                   -----       -----
          Total..................................  $92.1       $92.9    57.3%        55.7%
                                                   =====       =====

     Consolidated cost of sales decreased by $0.8 million, but increased by 1.6 percent of sales in the first nine months of 2002 compared to the same period the prior year. The KE Group's cost of sales decreased by $0.7 million but increased as a percentage of sales by 1.2 percentage points, primarily due to a decline in margin rates caused by a reduction in average selling prices. The Emkay Group cost of sales increased by $0.5 million or 1.0 percentage points due to a decrease in margins at the infrared division. The Automotive Components Group cost of sales decreased $0.6 million due to a decline in sales but increased as a percentage of sales by 2.9 percentage points primarily due to the loss of high margin SSPI sales compared to the prior year.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                    OPERATING INCOME      SEGMENT SALES
                                                   ------------------   ------------------
                                                   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   ------------------
                                                    2002        2001     2002        2001
                                                   ------      ------   ------       -----
                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
KE...............................................  $35.4       $40.2     36.2%       39.7%
Emkay............................................   (1.9)       (1.1)    (7.4)%      (4.6)%
Automotive Components............................   (9.8)        4.9    (26.1)%      12.2%
Unallocated amount -- corporate overhead.........   (9.1)       (9.6)
                                                   -----       -----
          Total..................................  $14.6       $34.4      9.1%       20.6%
                                                   =====       =====

     Operating income declined in the first nine months of 2002 compared to the first nine months of 2001 due to the asset impairment charge, the swing in restructuring from benefit to expense, lower KE and Automotive Component sales, and lower margins rates in each business segment that were only partially offset by lower operating expenses. Operating income declined $19.8 million or 11.5 percentage points in the first nine months of 2002 compared to the same period of 2001. The Ruf impairment charge accounted for $12.9 million of the difference and the swing in the restructuring activity from $1.7 million credit in 2001 to $1.7 million expense

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 -- (CONTINUED)

in 2002 accounted for another $3.4 million. After adjusting for these two charges the difference in the first nine months of 2002 compared to the same period of 2001 is a $3.5 million decline in operating income. Decreases in sales and margin rates resulted in a decline of $5.0 million but was partly offset by a decrease in selling and administrative expenses of $1.5 million in the first nine months of 2002 compared to the same period in the prior year.

     The KE Group operating income declined by $4.9 million due to the fluctuation in restructuring expense and a decline in revenues and margins, partially offset by reduced research, selling and administrative expenses. If the restructuring expense is added back, the KE operating income declined by $1.9 million despite the lower research, selling and administrative expense.

     The Emkay Group operating loss increased by $0.8 million the first nine months due to the restructuring charge in the third quarter 2002. Operating results excluding the restructuring charge increased by $0.4 million in the nine months ending 2002 due to slightly higher sales and reduced operating expenses.

     The Automotive Components Group operating income decreased by $14.7 million. If the Ruf impairment charge and restructuring charges are added back, the Automotive Components operating income declined by $2.2 million primarily due to the margin effect of lower sales.

     Unallocated corporate expenses decreased by $0.5 million in the nine months compared to the same nine months last year. Corporate general and administrative expense decreased by $0.1 million and restructuring activity decreased by $0.4 million primarily due to a reversal of restructure charges no longer required due to the sale of Ruf.

     We had operating income of $14.6 million in the first nine months 2002 compared to operating income of $34.4 million the same period last year, primarily as a result of the Ruf impairment charge, the unfavorable swing in restructuring, and sales and margins in the KE and Automotive Components Groups. After adjusting out the impairment and restructuring charges, we had adjusted operating income of $29.1 million the first nine months this year compared to $32.7 million the same period last year. On an adjusted basis operating income declined $3.6 million or 11.1 percentage points in the first nine months this year compared to the same period last year, with most of the decline occurring in the first quarter.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $26.5 million the first nine months this year compared to $29.0 million the same period last year. The reduction in interest expense is due primarily to lower interest rates on the senior debt.

     Income tax expense was a $2.3 million benefit the first nine months this year compared to $4.9 million expense the first nine months last year. We are providing for tax at this year's expected worldwide effective tax rate of approximately 20%.

     After interest expense and taxes, we reported a net loss of $9.6 million in the first nine months this year compared to net income of $0.7 million for the same period last year.

  LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these funding needs, and we will also need to fund repayments of principal under our term loans (Annual amounts of $9.0 million in 2002, $10.25 million in 2003, and additional amounts thereafter). We also will have substantial interest expense of approximately $35 million each year.

     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                 LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     The Company borrowed $200 million under a bank credit agreement plus $153.2 million under a senior subordinated note agreement associated with its recapitalization June 30, 1999. In addition, the Company received $10.0 million in August, 2002 from the issuance of a senior subordinated note that was purchased by an affiliate of Doughty Hanson & Co., Ltd., a private equity concern that controls the equity of Knowles. The Company is required to maintain certain ratios of EBITDA in order to be in compliance with its bank credit agreement covenants and to access its $18.25 million revolving credit facility (as amended). The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA, divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

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

     The Company is required to maintain the following amended leverage ratios and interest coverage ratios for 2002 as follows:

                                                      LEVERAGE RATIO   INTEREST COVERAGE RATIO
                                                      --------------   -----------------------
March 31, 2002......................................      Waived               Waived
July. 30, 2002......................................        6.75                 1.45
September 30, 2002..................................        6.65                 1.45
December 31, 2002...................................        6.45                 1.45

     We did meet the financial ratios required at the end of the third quarter. Our leverage ratio was 6.39 and our interest expense coverage ratio was 1.57. We also were in compliance with the capital expenditure limit and other terms and conditions of our credit agreement.

     Based on current forecasts, the Company expects that it will remain in compliance with the amended covenants through December 30, 2002. However, the Company cannot be certain that it will remain in compliance with the more stringent covenants thereafter, beginning December 31, 2002. The Company does expect to renegotiate its loan agreements prior to April, 2003. If future actual results are lower than planned or the Company is unable to renegotiate its loan agreements, the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     Net cash provided by operating activities was $19.7 million in the third quarter of 2002 compared to $9.0 million in the third quarter of 2001 or $10.7 million better. An $11.6 million reduction in accounts receivable in the current year compared to an increase in accounts receivable in the prior year provided the biggest change in working capital year over year.

     Net cash used in investing activities was $1.9 million in the third quarter this year compared to a net usage of $5.0 million in the third quarter of last year due to a reduction in capital expenditures. The major reason for the reduction in capital expenditures in both the third quarter and the nine months ending September 30, 2002 was the significant ERP related investment and automation equipment spending last year.

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                 LIQUIDITY AND CAPITAL RESOURCES -- (CONTINUED)

     Net cash used by financing activities was $3.0 million in the third quarter of 2002, as compared to a $1.4 million use in the third quarter of last year. Net cash used in the quarter is net of $10.0 million received from the issuance of a senior subordinated note in August 2002, partially offset by $8.2 million in payments made to reduce short-term debt, primarily reductions in the balance of the Revolving Credit facility. The effect of exchange rates on cash was a $0.7 million decrease in the third quarter this year compared to a $0.1 million decrease the third quarter of last year.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $14.1 million increase in cash the third quarter of this year, compared to a $2.5 million increase in cash for the same period last year. Our cash balance was $19.8 million at September 30 this year compared to $7.5 million at September 30 last year.

     Net cash provided by operating activities was $24.2 million in the first nine months of 2002 compared to $8.3 million for the first nine months of 2001 or $15.9 million better. Although income was a net loss of $9.6 million in the first nine months of this year compared to net income of $0.7 million the first nine months of last year, after adjusting for the non cash items, cash earnings from operations were $4.6 million higher for the first nine months of 2002 compared to the first nine months of 2001. Items consuming working capital included accounts payable of $6.9 million and income taxes payable of $5.4 million. Major sources of cash in the nine months ending September 30, 2002 included a swing of $12.1 million in accounts receivable, $4.1 million in inventory and $2.8 million in restructuring costs. Compared to the prior year, net cash from operating activities increased by $15.9 million due primarily to the additional cash generated from reducing receivables and inventory, partly offset by the decline in payables.

     Net cash used in investing activities was $7.1 million in the first nine months this year compared to $13.8 million the first nine months of last year. Capital expenditures were $17.3 million the first nine months last year offset by $3.5 million provided by the sale of the United Kingdom building. Investing activities for both years is primarily net purchases of property, plant and equipment. The major reason purchases of plant, property and equipment were higher in the nine months ending September 30, 2001 than in the current year was the significant ERP related investment and automation project in the prior year.

     Net cash from financing activities was $0.8 million in the first nine months of 2002, due to the $10.0 million proceeds from the 10% Senior Subordinated Notes, partially offset by the $6.8 million in principal payments on other long term debt, $1.5 million in payments of short term debt, and $0.5 million of costs associated with the May, 2002 Credit Agreement amendment discussed above.

     The net result of the cash provided by operating activities, investing activities and financing activities was a $17.3 million increase in cash the first nine months of this year, compared to a $9.5 million reduction in cash for the same period last year. Our cash balance was $19.8 million at September 30 this year compared to $7.5 million at September 30 last year.

     We expect capital expenditures of approximately $10 million in 2002. We expect our major capital expenditures in 2002 will be to support new product introductions for Emkay, for new production equipment for KE, and for new product introductions for SSPI. The amount and timing of actual capital expenditures may be different than our current expectations.

                       KNOWLES ELECTRONICS HOLDINGS, INC.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS -- (CONTINUED)

  PENSION INFORMATION

     The funded status of the Company's pension plans is dependent upon many factors, including the actual return on the invested assets and the level of long-term market interest rates. Recent declines in the market value of the equity securities coupled with declines in long-term interest rates have had a negative impact on the funded status on the Company's U.S. pension plan (the Company's primary plan). The Company expects that it will be required to make pre-tax U.S. pension plan contributions of approximately $0.6 million in 2003, $2.0 million in 2004 and $3.3 million in 2005.

  FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations as of the date of this document and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words "believe," "expect," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements.

     Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; fluctuations in currency exchange rates and interest rates; implementation of new software systems; dependence on our largest customers and key suppliers; the competitive environment applicable to the Company's operations; greater than expected expenses associated with the Company's activities or personnel needs; changes in accounting assumptions; changes in customers' business environments; regulatory, legislative and judicial developments, including environmental regulations; ability to generate sufficient liquidity to service debt obligations; and ability to maintain compliance with debt covenants.

     The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company's business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During the first nine months of 2002, approximately 77% of our revenue was denominated in U.S. dollars, approximately 16% of our revenue was denominated in Euros, and the balance was denominated in other foreign currencies including the British pound and the Japanese yen. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first nine months of 2002, our operating income and margins were not significantly affected by the change in the Euro exchange rate. We believe currency changes added about $0.4 million to income in the first nine months. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, Hungary, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and Euro. Our primary exposure longer term is the relation of the Euro to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of one percentage point in the interest rate of the loans under the Credit Agreement would change our annual

                       KNOWLES ELECTRONICS HOLDINGS, INC.
        ITEM 3.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
                              RISKS -- (CONTINUED)

interest expense by $1.8 million. The amount outstanding under the existing Subordinated Notes accrues interest at a weighted average fixed rate of 12.93%. Based on market conditions, we have estimated the fair value of the 13 1/8% Notes as of September 30, 2002 to be $109.6 million. As of November 4, 2002 we estimate the fair value of the 13 1/8% Notes to be $94.3 million.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in the paragraph above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: November 14, 2002

                                 CERTIFICATION

I, John J. Zei, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Knowles Electronics Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                    /s/ JOHN J. ZEI
                                          --------------------------------------
                                                       John J. Zei
                                          President and Chief Executive Officer

                                 CERTIFICATION

I, James H. Moyle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Knowles Electronics Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                  /s/ JAMES H. MOYLE
                                          --------------------------------------
                                                      James H. Moyle
                                            Vice President and Chief Financial
                                                         Officer

                                 EXHIBIT INDEX

  4.5  Note Purchase Agreement dated August 28, 2002 between
       Knowles Electronics Holdings, Inc., the Subsidiary
       Guarantors and Key Acquisition LLC
10.23  Employment Agreement between Knowles Electronics Holdings,
       Inc. and James H. Moyle