Form 10-K
period 2002-12-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2003-03-31
CIK 1099373

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ]FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER: 333-40076

                       KNOWLES ELECTRONICS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      36-2270096
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

            1151 MAPLEWOOD DRIVE,                                  60143
               ITASCA, ILLINOIS                                  (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  630-250-5100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                    CONTENTS

SECTION                                                                  PAGE
-------                                                                  ----
PART I.
  Item 1   Business....................................................    2
  Item 2   Properties..................................................   14
  Item 3   Legal Proceedings...........................................   14
  Item 4   Submission of Matters to a Vote of Security Holders.........   14
PART II.
  Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   14
  Item 6   Selected Financial Data.....................................   15
  Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   18
  Item 7A  Quantitative and Qualitative Disclosures about Market
           Risk........................................................   37
  Item 8   Financial Statements and Supplementary Data.................   38
  Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   65
PART III.
  Item 10  Directors and Executive Officers of the Registrant..........   65
  Item 11  Executive Compensation......................................   66
  Item 12  Security Ownership of Certain Beneficial Owners and
           Management..................................................   69
  Item 13  Certain Relationships and Related Transactions..............   71
  Item 14  Controls and Procedures.....................................   72
PART IV.
  Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   73
Signatures.............................................................   75

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products. Since our company was founded in 1946 by Hugh and Josephine Knowles, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducers and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing. We have operations around the world with the largest facilities in the United States, China and Malaysia. Our 2002 revenue, operating income and EBITDA, as reported, were $216.1 million, $21.4 million and $32.3 million, respectively. Our 2002 adjusted EBITDA (adjusted for the $16.7 million loss on sale of our Ruf operations) was $49.0 million. EBITDA is earnings before interest income and expense, income taxes, and depreciation and amortization. 2002 operating income of $21.4 million plus $10.9 million of depreciation and amortization equals EBITDA as reported of $32.3 million. Through our three core business units, KE, Emkay and Automotive Components, we manufacture and market products with strong market share positions in several key markets. We believe that we have achieved these positions in our markets as a result of our strong customer base, technological expertise, international low cost manufacturing capability and strong management team. Our principal executive offices are located at 1151 Maplewood Drive, Itasca, Illinois 60143, and our telephone number is (630) 250-5100.

OUR THREE BUSINESS UNITS

  KE -- HEARING AID COMPONENTS

     KE, which accounted for approximately 61% of our 2002 revenue, is our most significant business unit. The KE business unit designs, manufactures and markets subminiature acoustic transducers and other components for hearing aids. KE is the world's largest manufacturer of hearing aid transducers, with what we estimate to be approximately 80% of the worldwide market, and has held a major share of the transducer market for over 30 years. The transducer is the name given to both the microphone and the receiver in a hearing aid. The microphone is located at the top of the hearing aid and converts surrounding sounds to electronic signals. The circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sounds in the ear. We manufacture transducers for all hearing aid categories, and also produce non-transducer hearing aid components under the brand name Deltek. KE often customizes transducers to meet the specifications of our customers, and in certain cases develops transducer designs in partnership with our customers. KE provides data on the hearing aid market to our customers through the publication MarkeTrak, and is a leader in transducer technology with 38 scientists, engineers and technicians dedicated to research and development. We have consistently and successfully maintained our market share over the years due to our long-standing relationships with a wide range of customers, value-added services and technological leadership.

  EMKAY -- ACOUSTIC AND INFRARED TECHNOLOGY

     Emkay, which accounted for approximately 17% of our 2002 revenue, was created in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential, including mobile and automotive communications, entertainment systems, and telephony. Mobile communication applications include PEDs (personal electronic devices), PDAs (personal digital assistants), mobile phones, smart phones, 3G phones, and tablets. Emkay produces and is developing a broad range of voice input solution (including ECMs (electret condenser microphones), silicon microphones, specialty transducers, custom microphone assemblies), and infrared remote controls primarily for sale to original equipment manufacturers in these markets. Emkay has significant in-house research and development capabilities, with 34 engineers and technicians operating worldwide.

 AUTOMOTIVE COMPONENTS

     Results for our Automotive Components business unit combine two businesses, SSPI, which produces diesel engine solenoids and electronic governors, and Ruf, a leading producer of automotive position sensors which was sold in November 2002. Automotive Components accounted for approximately 22% (70% from SSPI and 30% from Ruf) of our 2002 revenue. The largest percentage of SSPI's sales consists of solenoids for key start/stop operations of diesel engines used in trucks (in countries outside the United States and Europe), tractors, turf equipment, construction, generators and other industrial equipment. Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by converting electrical energy into mechanical work. Electronic governors, which control engine speed and power by adjusting the engine throttle, represent a small but growing percentage of SSPI's business.

     Ruf, headquartered near Munich, Germany, was founded in 1926, acquired by Knowles in 1996 and the net assets were sold in November 2002. Ruf's business is primarily based on sales of position sensors for automotive applications, including passenger vehicles and light trucks.

COMPETITIVE STRENGTHS

     Our strong financial record is attributable to the following competitive strengths:

  LEADING INTERNATIONAL MARKET POSITION AND STRONG CUSTOMER BASE

     - We have been a market leader in hearing aid transducers for more than 30 years, and our worldwide market share is approximately 80%. We protect our leading market share by maintaining strong relationships with all of the key manufacturers in the hearing aid industry. We offer transducers for all hearing aid categories and often customize models to meet the specifications of individual hearing aid manufacturers.

     - We have also been the market leader in solenoids for diesel engine shutdown devices for over 20 years, and our worldwide market share is approximately 65%. Customers of SSPI include most major industrial diesel engine manufacturer and mobile equipment builders.

 TECHNOLOGICAL EXPERTISE

     - We believe that we are a technological leader in each of our business units. We offer an advanced transducer product line that is the most comprehensive in the hearing aid industry, setting the standard for both miniaturization and performance, and have been a technology leader in the transducer market for over 30 years. We are also at the forefront of the MEMS (micro electro mechanical systems) acoustics market as a result of our semiconductor knowledge and our 50 years of experience in acoustics. We believe that we are the only microphone maker that also manufactures a MEMS based surface mount silicon microphone. With our Automotive Components unit, we have leveraged our technological expertise to create innovative designs of solenoids and electronic governors for our Automotive Components customers.

     - To enhance our technological expertise, we emphasize research and development investment. Our 2002 research and development expenditures were $13.7 million, or 6.3% of net sales. We have demonstrated leadership in developing new technologies and have the scale to devote substantial resources toward product development. In addition, we have strategically established patent protection for our products while creating manufacturing processes that competitors cannot readily replicate. We believe these factors serve as barriers to entry to the hearing aid and automotive components businesses.

 INTERNATIONAL LOW COST MANUFACTURING CAPABILITY

     - Since our founding more than 50 years ago, we have developed an international network of well equipped manufacturing facilities. We operate 8 manufacturing facilities in the United States, Austria, Malaysia and China. We have a proven capability of moving manufacturing to lower cost environ-ments. Our manufacturing facilities are not unionized, with the exception of our facilities in China and Austria, which are required to be unionized under local law. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in Itasca and Rolling Meadows, Illinois. In addition, we ceased production at our United Kingdom, Taiwanese and German manufacturing facilities. Production from those operations was moved to China, Malaysia and Hungary. As of December 2002, the consolidation plan is complete and our headcount related to operations that existed in March 2000 has been reduced by 20%.

     - The manufacturing life cycles of some transducers, particularly models for less technologically advanced applications, have been as long as 25 years, reducing our production development costs and allowing us to improve the efficiency of our manufacturing processes. Our KE and Automotive Components business units use automated sub-assembly operations and manual final assembly operations. We are also working to develop automated final assembly equipment for select products. Emkay's operations are subcontracted in part, providing us with cost structure flexibility and allowing us to change capacity quickly based on product demand.

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

  LEVERAGE CORE ACOUSTIC EXPERTISE TO DEVELOP INNOVATIVE PRODUCTS FOR MARKETS WITH HIGH GROWTH POTENTIAL

     We expect to continue combining our core competency in acoustics with other technologies such as wireless, micro-machining systems and digital signal processing to provide technology solutions for high growth markets, including mobile communications, computer telephony integration, telematics (voice controlled wireless services delivered to an automobile environment) and home entertainment systems. Emkay has developed several new technologies and products for these markets, including:

          SiSonic(TM) Silicon Microphone -- We have recently introduced what we believe is the world's first solid state silicon microphone. Since the SiSonic(TM) Silicon Microphone can withstand high temperatures, it can be mounted to printed circuit boards using automated pick and place soldering equipment, thereby eliminating costly manual installations currently required for many microphone applications. This microphone's environmental robustness also enables it to perform in harsh environments such as automobiles. Automotive applications include hands-free cellular telephones, voice command and control systems.

          Far-Field Microphone Array Technology -- To support the emerging telematics market Emkay has developed a microphone array that uses digital signal processing to enable clear processing of voice signals in a noisy environment, such as an automobile. This technology will facilitate clear voice communications, allow effective use of voice commands for vehicle control systems, and enable the use of emerging telematic services through voice command. In non-automotive applications this technology can improve communication in noisy environments and provide a high quality signal input to voice recognition systems.

          ECMs (Electret Condenser Microphones) -- To offer the broadest line of voice input, Emkay continues to work to introduce differentiated ECMs to the marketplace. These products continue to expand the Knowles ability to make ultra low cost microphones in high volume.

          Custom Acoustic Assemblies -- A significant differentiator in the voice input market, is Emkay's ability to utilize its acoustic engineering expertise, coupled with its low cost manufacturing operations and supply chain to create custom assemblies for the OEM and finished goods market. This has allowed us to offer complete acoustic solutions.

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

     - KE often customizes its transducer models to design and manufacture transducers that meet the specifications of individual hearing aid manufacturers. KE and Emkay also conduct joint research and product development with some of its customers. Emkay is also involved in developing products with its customers.

     - We act as a leading source of consumer data for the hearing aid industry. We have conducted more than 30 market studies for our customers and communicate our market data that identifies consumer needs to the hearing aid industry through our MarkeTrak reports, other publications and seminars.

     - SSPI has a strong position in the international solenoid marketplace and supplies over 250 customers. We anticipate that future growth of this Automotive Components unit will come from leveraging our existing relationships to introduce new products and services.

     - Emkay continues to expand its geographical presence around the world in order to better serve the OEM electronics market it serves.

 MAINTAIN LOW COST AND HIGH QUALITY MANUFACTURING LEADERSHIP

     We believe that we are the lowest cost producer of hearing aid transducers due to our relatively large volume production and market share. KE has more than 25 years of experience operating in both Asia and Europe. During this time, we have developed manufacturing and management systems that allow us to operate low cost offshore facilities without compromising either quality or level of service. Approximately 82% of our manufacturing activity is located in China and Malaysia to benefit from both their lower cost labor markets and proximity to emerging product markets.

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

PRODUCTS

  KE

     KE primarily manufactures hearing aid transducers, including microphones and receivers, that are sold to hearing aid manufacturers. KE offers transducers for all types of hearing aids, from the smallest which completely fit in the canal to the largest which are body-worn, and often customizes models to meet the specifications of individual hearing aid manufacturers. KE also occasionally conducts joint research and product development with some of its customers. In addition to transducers, KE sells other hearing aid components under the brand name Deltek, including trimmers, volume controls and connectors for hearing aid manufacturers. These other products represented a very small percentage of our sales in 2002.

     KE also acts as a source of consumer data for the hearing aid industry. It provides free market data to its customers through distribution of its publication MarkeTrak and has conducted more than 30 market studies for its customers.

  EMKAY

     Emkay produces and is developing a wide range of microphones, custom acoustic assemblies, and infrared remote controls primarily for sale to original equipment manufacturers. Major products are discussed below.

     Microphones. Emkay has leveraged its microphone technology to create devices for diverse applications. Emkay has completed the development and initial introduction of a low cost silicon microphone based on traditional semiconductor manufacturing processes. This technology offers significant advantages over traditional microphones used in high volume mass market consumer products such as cellular telephones and personal digital assistants (PDA's). Key advantages include significantly reduced assembly costs and greater tolerances in high temperature applications. The Company also markets boom-mounted microphones for use in conference rooms, helmets, aerospace and civil/military communications; high sensitivity condenser microphones for laptop computers, wireless phones and modem accessories; computer monitor microphones; lapel microphones; and noise canceling and waterproof microphones for headsets, helmets and handsets.

     Custom Acoustic Assemblies. Emkay manufactures a variety of acoustic assemblies from wired and noise canceling headsets used for internet based telephony and voice recognition to custom acoustic housings and attached leads for microphones for the OEM market.

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

     Position Sensors.  This product line was sold in November 2002.

RESEARCH AND DEVELOPMENT

     Our 2002 research and development expenditures were $13.7 million, or 6.3% of net sales. We focus on leveraging our acoustic research for use by all three of our business units. We are carrying out extensive research and development on producing a silicon microphone using the emerging technology of the micro-machining of silicon (also referred to as micro-electro mechanical systems). We believe that we have a leading position in this application of micro-electro mechanical systems and are continuing development of manufacturing processes that will deliver production quantities. There is a team of ten engineers within Emkay that is working on development of the silicon microphone.

  KE

     KE's research and development group consists of 38 scientists, engineers and technicians located in Itasca, Illinois, focused on technologically improved new product. KE believes that its ability to rapidly develop new transducers with superior performance is critical to sustaining its market share and margins. Applied research and advanced modeling lead to new and creative products, which we believe gives KE a competitive advantage as hearing aid manufacturers look for technology improvements in their components.

     Planned new products and improvements include receivers with improved maximum power output and reduced vibration sensitivity, significantly reduced vibration with magnetic shield outer housing, screenless damping using Ferrofluid(R), and microphone improvements with respect to a analog/digital (A/D) signal converter, programmable digitally controlled gain amplifier, co-joined ultra-thin microphone pairs, noise reduction, improved electrostatic discharge thresholds and significantly reduced cellular telephone interference.

  EMKAY

     Emkay has developed a significant in-house research and development effort, with 34 engineers and technicians. Over the next five years, Emkay will continue to focus its research and development efforts on acoustics, radio frequency, infrared, video image sensing, micro-electro mechanical systems and digital signal processing products for the mobile communications, voice recognition, digital television, computer telephony integration and telematics markets. Emkay is also concentrating on the development of a "far field" microphone system which employs an array of microphones that focuses on a particular speaker while canceling other background noise. We have licensed digital sound processing technology to further the development of this microphone system. We expect to leverage this microphone technology for the development of additional products for our KE and Automotive Components units.

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

MANUFACTURING

     We operate from eight manufacturing facilities in the United States, Austria, Malaysia and China. We believe that our facilities meet our present needs and that our properties are generally well-maintained and suitable for their intended uses. We believe that we generally have sufficient capacity to satisfy the demand for our products in the foreseeable future. We periodically evaluate the composition of our various manufacturing facilities in light of current and expected market conditions and demand, toward that end, we have signed a letter of intent concerning a new facility in China.

     In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in Itasca and Rolling Meadows, Illinois. In addition, we ceased production at our United Kingdom, Taiwanese and German manufacturing facilities in 2000 and 2001. Production from those operations was moved to China, Malaysia and Hungary. As of December 2002, the consolidation plan is complete and our headcount related to operations that existed in March 2000 has been reduced by 20%.

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

  EMKAY

     Emkay's assembly processes for the SiSonic(TM) Silicon Microphone are largely automated, and assembly operations of older products are largely manual and performed by subcontractors in China and Taiwan. Capacity can be increased as demand increases.

  AUTOMOTIVE COMPONENTS

     SSPI. Approximately 40% of SSPI's finished products are manufactured in Niles, Illinois, with the remainder manufactured in the Suzhou, China facility. Components such as coils and metal parts are primarily sourced in Asia for both manufacturing facilities. All of SSPI's manufacturing facilities are ISO 9000 certified. In addition, the Niles manufacturing facility is QS 9000 certified while the Suzhou facility has TS 16949 certification.

     Ruf.  The Ruf operations were sold in November 2002.

SALES AND MARKETING

  KE

     KE sells directly to hearing aid manufacturers through its 31-member sales group which operates from offices in Illinois, United Kingdom and Japan. Australia is covered by an independent sales representative. Pricing of KE's products is based on a volume/price grid in which volume discounts are provided based on actual purchases. From time to time, KE reduces prices to meet competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  EMKAY

     Emkay sells most of its products through a 37-member sales group to original equipment manufacturers including Plantronics, Shure, Phillips Electronics, IBM and HTC. Emkay's sales force and independent sales representatives are located in the United States, United Kingdom, Germany, France, Austria, Japan, Taiwan, China, Korea, and Australia. In addition, Emkay products are available through catalog distributors in North America and Europe.

  AUTOMOTIVE COMPONENTS

     SSPI. Solenoids and electronic governors are generally sold directly to manufacturers of diesel engines and mobile industrial equipment worldwide through SSPI's direct sales force. SSPI maintains sales, distribution and application support operations in Niles, Illinois, Burgess Hill, England, and Suzhou, China. This direct distribution system is expected to continue due to the specialized design of products for particular customers. SSPI's application engineers often work in conjunction with its major customers to design proprietary products for specific engine models. SSPI's Independent representatives and distributors located in North America, Europe, Asia, South America and Austrialia primarily provide service and support to the aftermarket.

     Ruf.  Ruf operations were sold in November 2002.

CUSTOMERS

  KE

     KE is the principal supplier of transducers to all of the major hearing aid manufacturers, including GN Resound, Oticon, Phonak, Rion, Siemens, Sonic Innovations, Starkey Laboratories and Widex. In 2002, KE's top ten customers represented approximately 91% of sales with Siemens accounting for more than 10% of both consolidated sales and accounts receivable.

  EMKAY

     Emkay's top customers for voice recognition products include Scansoft and marketers of language learning software. Generally, customers for voice command and control products include computer and communications original equipment manufacturers and computer peripheral manufacturers. Top customers for Emkay's products are Aswo International, High Tech Computer Corp., Plantronics, Shure, Supportplus, Tatung and TW Electronics. In 2002, Emkay's top ten customers represented approximately 42% of sales.

  AUTOMOTIVE COMPONENTS

     SSPI. SSPI provides engine control solenoids to every major diesel engine manufacturer worldwide. Its top customers include Ingersoll Rand, Cummins, Isuzu, Ford, John Deere, Yanmar, Kubota, Perkins, Caterpillar, Deutz, MWM and Navistar. SSPI's top ten customers comprised 61% of its sales in 2002.

     Ruf.  The Ruf operations were sold in November 2002.

COMPETITION

  KE

     KE has held a major share of the transducer market for over 30 years, and its worldwide market share was approximately 80% in 2002. KE's principal competitor is SonionMicrotronic, which we believe had a significant portion of the remaining market share in 2002. SonionMicrotronic generally prices their products below our pricing levels and this difference has increased due to the strength of the U.S. Dollar versus European currencies relative to exchange rates prevailing in late 1998.

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

  AUTOMOTIVE COMPONENTS

     SSPI. As the leading global producer of diesel engine solenoids, SSPI had worldwide unit market share of approximately 65% in 2002. SSPI also held a small but growing share of the worldwide electronic governor market in 2002. SSPI competes with a variety of U.S. and non-U.S. companies in these two markets.

     Ruf.  The Ruf operations were sold in November 2002.

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

EMPLOYEES

     We had 2,225 employees as of December 31, 2002. Of these, approximately 60% were production employees and approximately 40% were staff. Geographically, 445 of our employees are based in North America, 1,568 employees are based in Asia and 212 employees are based in Europe. With the exception of employees in China and Austria, who are required to be unionized under local law, none of our employees are members of labor unions. We have good relationships with our employees and turnover is relatively low.

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

                                    INDUSTRY

     We apply our acoustic technology capabilities in several markets, including hearing aids and acoustic and infrared technology. In addition, we manufacture diesel engine solenoid and electronic governors for the automotive components market.

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

     Significant factors affecting demand for hearing aids include the following:

     - Technological advances. A number of technological advances made in recent years have increased consumer satisfaction by decreasing the size and improving the performance of hearing aids. The development of programmable, digital and multiple microphones devices, greater applicability of computer software, increased use of high technology circuitry, enhanced performance in noisy environments and improved hearing aid casings are expected to further improve product performance and increase consumer satisfaction.

     - Fitting and after sales care. Improved fitting of hearing aids, both physically and audiologically, is an important factor affecting growth of the hearing aid market. Additionally, a few dispensers are introducing after sales care of patients and their hearing aids, including personal visits to older clients.

     - Improvement in cosmetic appearance and reduction in stigma. Through technological advances, some higher priced hearing aids have become so small that they are virtually invisible, although occlusion (ear blockage) in connection with their use must be managed. At the same time, the stigma associated with hearing loss may be decreasing, as there has been an increase in the number of baby boomers (between ages 45 to 54) who admitted to having a hearing loss.

     - Growing elderly population. 30% of the population over the age of 65 has historically had a hearing loss problem. The 2000 U.S. Census indicated that 35 million people were age 65 or older. The U.S. Census Bureau also projects that the population age 65 or older will be 39.7 million people in 2010, and five years later in 2015, 46 million.

     - Greater use of binaural hearing aids. Clinical data has demonstrated that the use of binaural hearing aids (i.e., two hearing aids per user) benefits individuals with a hearing loss in both ears. Increased use of binaural hearing aids would result in more transducer sales (four per hearing aid user instead of two).

     - Undiagnosed hearing loss. We estimate that approximately 10% of the U.S. population has some form of hearing loss, and that a relatively high proportion of this population is either unaware of their hearing loss since it has occurred gradually over time or has not sought medical advice. There are considerable opportunities to increase sales to this group by educating them on the signs of hearing loss and encouraging them to visit physicians who can diagnose the hearing loss and recommend purchase of a hearing aid. The development of a systematic program of routine hearing screening could also lead to significantly more referrals for treatment.

     - International penetration. According to industry studies, approximately 10% of the population in developed countries could benefit from hearing aids, but only approximately 2% of the population in developed countries owns them. Since two-thirds of the worldwide population over 65 will be in developing countries by 2025, there are substantial opportunities for increased use of hearing aids in developing economies such as China, India and eastern Europe, especially as hearing aids become more affordable.

     - Price sensitive market segments. The average price of hearing aids in the United States was approximately $1,446 in 2001 according to a survey in The Hearing Journal, making them too expensive for a large portion of the elderly population who rely on fixed incomes. Several manufacturers have entered the low price hearing aid market to explore opportunities in this segment.

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

     - Mobile Communications. Mobile communication devices continue to expand in prevalence world wide, with over 390 million mobile phones sold in 2002. Currently the infrastructure is rapidly expanding to begin the rollout of 3G applications such as streaming video and Internet access. Many of the services have new voice driven communications applications, thus requiring vendors with high volume manufacturing, significant acoustic application support and a broad line of voice input solutions. Emkay is well positioned to capitalize on this market selling ECMs, Silicon microphones, custom assemblies and software for elimination of ambient noise.

     - Automotive. Industry officials expect half of the cars manufactured in the U.S., Japan and Western Europe to have in-vehicle communications and entertainment systems by 2006. Using natural voice commands the user can dial phone numbers, check e-mail, receive navigational information, change radio stations, play CD disks and run third party software applications. It is expected that every major automotive manufacturer will offer in car telematic systems by 2006 and that 6 million users will subscribe to telematic services offered by wireless carriers, car makers or internet service providers by 2007.

     Emkay has been aggressively promoting its range of acoustic components and sub-assemblies for such hostile environments to suppliers and global automotive manufacturers and has developed single and multiple microphone assemblies (supported by noise reduction software techniques) for specific in vehicle applications.

     - Multi-Media. With the trend toward digital television provided by broadcast, cable and satellite providers, new services previously that were available only through personal computer ("PC") access to the internet can now be accessed through television. The consumer can now access on-line banking, on-line gaming, home shopping, e-mail, chat and other integrated home entertainment without the need of a PC.

     Emkay has developed a complete infrared ("IR") input transmission portfolio of game pad, keyboard, pre-programmed and voice driven remote control to simplify this on-line access. Further a unique IR-transmission system that allows bi-directional communication for 4 individual game pads and an increase of more than 40% battery life has been developed for OEM customers.

AUTOMOTIVE COMPONENTS

     - Diesel Engine Solenoids. Solenoids are two position linear actuators that are used mainly to start and stop diesel engines by controlling the engine fuel system. We believe the worldwide diesel engine solenoid market was approximately $38.0 million in 2002. Longer-lasting engines and alternative technologies, developed principally in response to stringent vehicle emissions regulations in the United States and Europe are expected to reduce demand for solenoids in these markets on diesel engines over 100 horse power. We expect this to be offset by the higher market penetration of industrial diesel engines under 100 horse power which will we believe will require less sophisticated emissions technologies. The Asian markets for solenoids are forecasted to grow substantially over the next 5 years. The economic growth of these economies will drive increased demand for diesel engines and solenoids used in construction, agricultural and industrial applications. These markets have typically required less stringent emissions regulations.

     - Electronic Governors. Electric engine governors control engine speed and power by adjusting the engine throttle for varing parameters. The worldwide market for electric governors is approximately $110 million. Increased future demand is projected based on the increasing need for precision speed management of small diesel and gas engines and the increased use of advanced control drive-by-wire systems in small mobile industrial equipment that use both diesel and gas engines.

ITEM 2.  PROPERTIES

                                   PROPERTIES

                                                                      SQUARE FEET
                                                             ------------------------------
                                       OWNED/     LEASE                          AUTOMOTIVE
LOCATION                      USAGE    LEASED   EXPIRATION     KE       EMKAY    COMPONENTS    TOTAL
--------                     -------   ------   ----------   -------   -------   ----------   -------
US
Elgin, IL..................     Mfg.    Owned                 71,800                           71,800
Itasca, IL.................  Hdqtrs.    Owned                 57,900     3,000                 60,900
*Lisle, IL.................     Eng.   Leased    2/28/2003                         21,000      21,000
Niles, IL..................     Mfg.    Owned                                      70,900      70,900
*Monroe, MI................    Sales   Leased    8/31/2003                            300         300
*Lansdale, PA..............    Sales   Leased    6/30/2003                            300         300
                                                             -------   -------    -------     -------
                                                             129,700     3,000     92,500     225,200
EUROPE
Neumarkt, Austria..........     Mfg.    Owned                  4,000    54,400                 58,400
Burgess Hill, UK...........    Sales   Leased    3/31/2021     8,000     2,500      4,500      15,000
                                                             -------   -------    -------     -------
                                                              12,000    56,900      4,500      73,400
ASIA
*Pudong, China.............    Sales   Leased    6/30/2003       100       100                    200
Suzhou, China (No. 20).....     Mfg.   Leased     1/1/2005    21,000                           21,000
Suzhou, China (Block B)....     Mfg.   Leased     1/1/2005    12,400       500                 12,900
Suzhou, China (No. 16).....     Mfg.   Leased     1/1/2005                         15,100      15,100
*Tokyo, Japan..............    Sales   Leased    6/30/2003       300       300                    600
**Penang, Malaysia.........     Mfg.    Owned                 57,500                           57,500
Weifang, China.............     Mfg.   Leased    9/30/2005              32,900                 32,900
Taipei, Taiwan.............    Sales   Leased   11/30/2005              13,157                 13,157
                                                             -------   -------    -------     -------
                                                              91,300    46,957     15,100     153,357
                                                             -------   -------    -------     -------
GRAND TOTAL................                                  233,000   106,857    112,100     451,957
                                                             =======   =======    =======     =======

---------------

* With the exception of the Lisle, IL facility, the Company expects to renew all leased facilities that expire in 2003.

** Land lease expires 09/18/2049.

ITEM 3.  LEGAL MATTERS

     The Company has no material pending or threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        1998       1999        2000        2001        2002
                                      --------   ---------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales...........................  $234,899   $ 229,106   $ 238,123   $ 223,721   $ 216,105
Costs and expenses:
  Cost of sales(7)..................   136,236     147,665     134,069     124,587     123,222
  Research and development..........    14,419      13,891      13,380      14,684      13,728
  Selling and administrative
     expense........................    33,075      33,421      36,342      41,470      38,850
  Recapitalization expense(1).......        --      10,674          --          --          --
  Loss on sale of business(8).......        --          --          --          --      16,736
  Restructuring expenses(2).........        --          --      18,440         317       2,158
                                      --------   ---------   ---------   ---------   ---------
Operating income....................    51,169      23,455      35,892      42,663      21,411
Interest income.....................       278         883         959         146         129
Interest expense....................      (634)    (23,194)    (43,341)    (37,756)    (34,126)
Miscellaneous, net..................    (1,058)       (123)         --          --          --
                                      --------   ---------   ---------   ---------   ---------
Income (loss) from continuing
  operations before income taxes....    49,755       1,021      (6,490)      5,053     (12,586)
Income tax expense (benefit)........     7,107       8,980      (1,627)      6,532      11,790
                                      --------   ---------   ---------   ---------   ---------
Income (loss) from continuing
  operations........................    42,648      (7,959)     (4,863)     (1,479)    (24,376)
Income from discontinued operations
  less applicable income taxes(3)...     6,936       2,556          --          --          --
                                      --------   ---------   ---------   ---------   ---------
Net income (loss)...................  $ 49,584   $  (5,403)  $  (4,863)  $  (1,479)  $ (24,376)
                                      ========   =========   =========   =========   =========
C Corporation Pro Forma Data(4) --
  unaudited:
  C Corporation pro forma income
     taxes(4).......................  $ 18,500   $  19,125          --          --          --
  C corporation pro forma income
     (loss)from continuing
     operations adjusted for income
     taxes..........................  $ 31,255   $ (18,104)         --          --          --
OTHER FINANCIAL DATA:
  Depreciation and amortization.....  $ 11,235   $  12,638   $  12,406   $  13,683   $  10,897
  Capital expenditures..............    16,326      14,500      16,151      21,276       8,427
  Cash flows from operating
     activities.....................    56,078      49,274      22,835       9,448      29,466
  Cash flows from investing
     activities.....................   (16,326)    (14,500)    (15,488)    (17,614)     (4,867)
  Cash flows from financing
     activities.....................   (41,733)    (19,055)    (12,160)     (6,152)     (3,563)
  EBITDA(5).........................    61,346      35,970      48,298      56,346      32,308
  EBITDA as adjusted(9).............    61,346      46,644      48,298      56,346      49,044
  Ratio of earnings to fixed
     charges(6).....................      39.1x        1.0x                    1.1x
BALANCE SHEET DATA:
Cash and cash equivalents...........  $  7,060   $  23,798   $  17,076   $   2,446   $  24,082
Total assets........................   271,175     190,334     191,757     177,882     150,617
Long-term debt including current
  maturities........................        --     350,134     348,807     341,263     341,360
Preferred stock manditorily
  redeemable in 2019................        --     194,250     213,675     235,042     258,547
Total common stockholders' equity
  (deficit).........................   223,230    (410,498)   (444,617)   (467,890)   (515,749)

                            See accompanying notes.

---------------

(1) The "Recapitalization expenses" consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

(2) The "Restructuring expenses" are related to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through December 2002, these actions reduced our global workforce by about 20%.

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

(5) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. For the years 2000, 2001 and 2002, EBITDA includes restructuring charges of $18,440, $317 and $2,158 respectively. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

    Reconciliation of operating income to EBITDA:

                                            1998       1999       2000       2001       2002
                                           -------    -------    -------    -------    -------
    Operating income....................   $51,169    $23,455    $35,892    $42,663    $21,411
    Depreciation and amortization.......    11,235     12,638     12,406     13,683     10,897
    Miscellaneous, net..................    (1,058)      (123)        --         --         --
                                           -------    -------    -------    -------    -------
    EBITDA..............................   $61,346    $35,970    $48,298    $56,346    $32,308
                                           =======    =======    =======    =======    =======

(6) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes and fixed charges) by fixed charges (interest expense plus one-third of rental expense (the portion deemed representative of the interest factor). Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 2000 by approximately $6.5 million. Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 2002 by approximately $12.6 million.

(7) During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method. Prior year results have been restated to reflect the retroactive application of this tax accounting change; 2000 and 1999 results were decreased by $1,011 and $1,674, respectively. 1998 and 1997 results were increased by $1,402 and $478, respectively.

(8) In November 2002 the Company sold its Ruf Electronics operations, which were part of the Automotive Components segment, and recorded a loss of $16,736. The loss includes $1,186 transferred from accumulated other comprehensive income. The proceeds from the sale were not material. The Company may receive additional payment amounts in 2003, 2004 and 2005 if the Ruf operations meet certain financial targets.

(9) "EBITDA as adjusted" is defined as earnings before interest, taxes, depreciation and amortization; and for the year 1999 recapitalization expense; and for the year 2002 loss on sale of business. EBITDA as adjusted is presented solely as a supplemental disclosure. For the years 2000, 2001 and 2002, EBITDA as adjusted includes restructure charges of $18,440, $317 and $2,158, respectively.

    Reconciliation of EBITDA to EBITDA as adjusted:

                                            1998       1999       2000       2001       2002
                                           -------    -------    -------    -------    -------
    EBITDA..............................   $61,346    $35,970    $48,298    $56,346    $32,308
    Recapitalization expense............        --     10,674         --         --         --
    Loss on sale of business............        --         --         --         --     16,736
                                           -------    -------    -------    -------    -------
    EBITDA as adjusted..................   $61,346    $46,644    $48,298    $56,346    $49,044
                                           =======    =======    =======    =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and our consolidated financial statements and the related notes included elsewhere in this report on Form 10-K.

OVERVIEW

     We are a leading international manufacturer of technologically advanced products in the hearing aid and automotive components markets. We also operate in markets for acoustics and infrared technology products that have higher growth potential. Since we were founded in 1946, we have leveraged our core competence in acoustic technology to build expertise in hearing aid transducer and low voltage integrated circuit design, electronic controls and sensors, infrared technology and precision manufacturing in the United States and other countries. We have numerous international operations with our largest facilities in the United States, China, Malaysia and Austria. Our 2002 revenue, operating income and EBITDA, as reported, were $216.1 million, $21.4 million and $32.3 million, respectively. Our 2002 operating income and EBITDA, adjusted for the $16.7 loss on the sale of the Ruf operations, were $38.1 million and $49.0 million, respectively.

     The Company borrowed $200 million under a Credit Agreement plus $153.2 million of 13 1/8% Senior Subordinated Notes associated with its recapitalization June 30, 1999. On August 29, 2002, the Company issued $10 million of 10% Senior Subordinated Notes in a private placement. The Company is required to maintain certain leverage and interest coverage ratios in order to be in compliance with its Credit Agreement covenants and to access its revolving credit facility. The Company was in compliance with its leverage and interest coverage ratios and its other covenant requirements as of December 31, 2002. In March 2003, the Company refinanced the A facility under the Credit Agreement, which represented $31.7 million of the outstanding debt as of March 31 pursuant to a Limited Waiver and Fifth Amendment to the Credit Agreement (the "Fifth Amendment") dated as of March 25, 2003. The Fifth Amendment revised the required interest coverage ratio and leverage ratio for the period from March 31, 2003 to June 29, 2007. The Fifth Amendment approved a new $35 million borrowing facility (the "C Facility"), the proceeds of which were used to prepay the existing A Facility as of March 31, 2003 and to pay certain fees to certain lenders incurred in connection with such amendment. Any remaining proceeds may be used for general corporate purposes. The C Facility has no amortization of principal during the term of the facility, which matures on June 29, 2007 and accrues interest at a fixed rate of 18 1/2%.

     The Company is in compliance with its leverage and interest coverage ratios, as defined in the Limited Amendment and Waiver to the Credit Agreement dated March 25, 2003 and expects to be in compliance through December 31, 2003.

     The Company had previously received an Amendment and Waiver dated May 10, 2002 to the Credit Agreement. This amendment waived our non-compliance with the required ratios for the period ended March 31, 2002 and amended these required ratios for the periods from March 31, 2002 through the first quarter of 2003. This Amendment and Waiver restricted the Company's capital expenditures for 2002, as well as setting various other operating and financing requirements, all of which the Company met through December 31, 2002.

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

     - Emkay-Acoustics and Infrared Technology. Emkay began business in 1994 to explore non-hearing aid applications for our technology. Emkay combines KE's transducer and acoustic expertise with its core competencies in infrared technology and electronics to provide high technology solutions for markets with high growth potential including mobile phones, PDAs, and entertainment systems.

     - Automotive Components(ACG). Our Automotive Components business unit is comprised of Synchro-Start Products, Inc. ("SSPI"), which produces diesel engine solenoids and electronic governors. On November 1, 2002 the Company announced the sale of its Ruf Electronics operations ("Ruf"), which previously represented 35% of the sales and a negligible portion of the EBITDA of this segment.

     The following table sets forth our net sales growth from each segment the last three years.

                                                   2000 VS 1999   2001 VS 2000   2002 VS 2001
                                                   ------------   ------------   ------------
KE...............................................       4.0%          (1.4)%         (4.6)%
Emkay............................................      10.1%          (4.6)%          5.5%
Automotive Components............................       0.4%         (17.6)%         (6.2)%
     Total.......................................       3.9%          (6.0)%         (3.4)%

     The following table sets forth the approximate percentage of our net sales from each segment.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
SEGMENT                                                        2000     2001     2002
-------                                                       ------   ------   ------
KE..........................................................   59.2%    62.1%    61.3%
Emkay.......................................................   14.9%    15.2%    16.6%
Automotive Components.......................................   25.9%    22.7%    22.1%
                                                              -----    -----    -----
     Total..................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The following table sets forth the percentage of our operating income from each segment. The percentages for the year ended December 31, 2000 exclude restructuring charges of $18.4 million; for the year ended December 31, 2001 exclude restructuring charges of $0.3 million and for the year ended December 31, 2002 exclude the loss on the sale of Ruf of $16.7 million and restructuring charges of $2.2 million.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
SEGMENT                                                        2000     2001     2002
-------                                                       ------   ------   ------
KE..........................................................   94.3%   121.5%   121.5%
Emkay.......................................................    5.6%    (5.8)%   (2.3)%
Automotive Components.......................................   10.4%    14.0%    12.3%
Unallocated amount -- Corporate overhead....................  (10.3)%  (29.7)%  (31.5)%
                                                              -----    -----    -----
     Total..................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

     Net sales. We recognize net sales when title to the products transfers to the customer, which typically is upon the shipment of products to the customers.

     Growth in net sales for KE has generally been driven by demographics, technological advances and improved hearing aids. There has been growing price competition in KE's market over the last several years. KE believes that demand for improved transducers and an expanding market for hearing aids will more than offset any decline in existing transducer prices in 2003.

     Net sales for Emkay have been driven by the emergence of new markets for acoustic and infrared technologies and our penetration of those markets. The market for Emkay's products has been growing substantially, due to technological advances in and increased penetration of mobile phones, PDA type devices that access the web, and a variety of specialty applications that require high performance acoustic performance. Emkay realized a major milestone in December, 2002 with what we believe was the first commercial shipment of the world's first surface mount microphone, based on semiconductor technology.

     Net sales from Automotive Components are primarily driven by the sale of solenoids in both diesel engine applications and other commercial markets. Sales of diesel engine solenoid products for use as replacement parts fluctuate substantially from quarter to quarter, which can have a noticeable effect on the operating income of the Automotive Components segment. In the last several years, the diesel engine solenoid market has been flat in the United States, declining in western Europe and growing in the rest of the world. We expect net sales of these solenoids to grow slowly. Demand for the Company's solenoids in other markets, including commercial locks and security applications, are expected to grow more rapidly.

     Cost of sales. Our cost of sales consists mainly of materials, direct and indirect labor costs and other overhead. Other overhead includes depreciation, equipment and tooling maintenance, shipping and manufacturing supplies. Indirect labor payroll expense and production overhead expense make up the largest component of cost of sales. Materials makes up the next largest and direct labor payroll expense is the smallest component of cost of sales. Depreciation is included as an expense in the line item that corresponds to the asset being depreciated (i.e., manufacturing facilities are depreciated in cost of sales, headquarter facilities are depreciated in general and administrative expense). About 61% of our depreciation expense in 2002 and 58% in 2001 is reflected in cost of sales.

     Most of our direct labor is performed by a semi-skilled workforce. Therefore, we have emphasized moving manufacturing to lower wage locations, including China and Malaysia. In March 2000, we announced plans which we executed in 2000 and 2001 to consolidate our worldwide manufacturing operations. We have outsourced some manufacturing activities previously performed at our Itasca, Illinois facility and we have outsourced all our manufacturing activities of our Rolling Meadows, Illinois facility. In addition, we have ceased production at our manufacturing facilities in the United Kingdom, Taiwan and Germany. Production from those operations has been moved to China and Malaysia. As a result of this consolidation our headcount related to operations that existed in March 2000 have been reduced by 20%.

     KE's material costs primarily relate to unprocessed materials or commodities, including steel, copper wire, and magnet bar stock. KE purchases certain integrated circuits, magnets and diaphragm assemblies customized specifically for its products from outside suppliers, some of which are single sourced. Emkay's materials costs generally relate to similar unprocessed materials or commodities. Emkay has subcontracted some of its final assembly to third parties. These costs are included in materials costs. Automotive Components also purchases similar unprocessed materials and commodities.

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

     We have replaced certain management information systems, requiring expenditures of approximately $10 million from 2000 through 2002. Approximately $8 million was spent in 2001, of which $6.6 million was capitalized.

     Other income (expense). Other income (expense) consists of interest income, interest expense and miscellaneous expenses. Due to our recapitalization, interest expense was $43.3 million in 2000, and $37.8 million in 2001 and $34.1 million in 2002.

     Income taxes. Effective June 30, 1999, Knowles became a C corporation and subsequently, has been subject to federal income taxes. Income taxes were a small net benefit in 2000 due to our ability to use a net loss carry forward from 1999. Income taxes were 129% of pretax income in 2001 due to not being able to offset the profitable foreign operations with the U.S. loss arising from the interest expense. In 2002 the Company provided for $11.8 million of taxes despite a pre-tax loss of $12.6 million primarily due to providing a valuation allowance against the net U.S. deferred income tax assets. The valuation allowance was recorded due to the uncertainty of realizing the benefit of deferred tax assets due to the continued U.S. losses caused by the significant interest expense associated with the Company's debt. Due to the distribution of earnings between profitable foreign operations and a U.S. loss, income taxes are expected to significantly exceed the statutory rate in 2003.

     Foreign exchange exposure. Our revenues are primarily denominated in the U.S. dollar, the Euro, the Japanese Yen and the British Pound. Our expenses are principally denominated in those currencies, but are also denominated in the local currencies of China, Malaysia, and Taiwan. We do not hedge this exposure, since we generally incur significant costs in the same currencies in which we have sales. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then.

ACCOUNTING METHOD CHANGE MADE IN 2001

     As of October 1, 2001, the Company elected to change its inventory costing method for domestic inventories from last in, first out (LIFO) to first in, first out (FIFO). We made the change because we believe that FIFO reflects current economics more accurately in a deflationary environment and is the prevalent industry practice. The manufacturing restructuring program announced in 2000 has reduced the direct labor content of the product significantly and raw materials and components were stable in price. We also have made significant changes in where various components and subassemblies are being manufactured and therefore, we believe the FIFO method results in a better measurement of operating results. There was no effect on the 2001 results as reported. However, the 2000 gross margin, operating income, and EBITDA were lowered by $1.6 million, specifically for the KE Division by $1.2 million and for the ACG division by $0.4 million. The 2000 net income was lowered $1.0 million.

CONSOLIDATED RESULTS OF OPERATIONS

     The table below shows the principal line items from our historical consolidated income statements, as a percentage of our net sales, for each of the periods discussed below.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   56.3%    55.7%    57.0%
Research and development....................................    5.6%     6.6%     6.4%
Sales and marketing expense.................................    5.3%     6.6%     6.4%
General and administrative expense..........................   10.0%    11.9%    11.6%
Loss on sale of Ruf.........................................    0.0%     0.0%     7.7%
Restructuring expense.......................................    7.7%     0.1%     1.0%
                                                              -----    -----    -----
Operating income............................................   15.1%    19.1%     9.9%
EBITDA as reported..........................................   20.3%    25.2%    14.9%
EBITDA, excluding loss on sale of Ruf.......................   20.3%    25.2%    22.7%

     Operating income and EBITDA, as a percentage of net sales, as reported, were 9.9% and 14.9%, respectively, for the year ended December 31, 2002. Operating income and EBITDA, as a percentage of net sales, excluding the loss on the sale of Ruf of $16.7 million, were 17.7% and 22.7%, respectively, for the year ended December 31, 2002. Operating income and EBITDA, as a percentage of net sales, as reported, were 19.1% and 25.2%, respectively, for the year ended December 31, 2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                           NET SALES         TOTAL SALES
                                                          YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31,       DECEMBER 31,
                                                       -----------------   ---------------
SEGMENT                                                 2001      2002      2001     2002
-------                                                -------   -------   ------   ------
                                                        (IN MILLIONS, EXCEPT PERCENTAGES)
KE...................................................  $138.9    $132.6     62.1%    61.3%
Emkay................................................    33.9      35.8     15.2%    16.6%
Automotive Components................................    50.9      47.7     22.7%    22.1%
                                                       ------    ------    -----    -----
     Total...........................................  $223.7    $216.1    100.0%   100.0%
                                                       ======    ======    =====    =====

     Overall, consolidated net sales decreased 3% in 2002 compared to 2001. KE's net sales decreased 5% in 2002 compared to 2001. The major cause was a reduction in selling prices, caused by greater price competition in the industry and a consolidation of customers. Unit sales of transducers increased by 5% but were more than offset by a 9% reduction in average selling price. Emkay's net sales increased 6% in 2002 over the prior year primarily due to increased sales of microphones in applications outside of the Company's traditional hearing aid market. Automotive Components' net sales declined 6% primarily due to the November sale of Ruf operations.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                               PERCENT OF
                                                          COST OF SALES      SEGMENT SALES
                                                           YEAR ENDED          YEAR ENDED
                                                          DECEMBER 31,        DECEMBER 31,
                                                        -----------------   ----------------
SEGMENT                                                  2001      2002      2001      2002
-------                                                 -------   -------   ------    ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE....................................................  $ 70.3    $ 69.4     50.6%     52.4%
Emkay.................................................    21.5      22.0     63.4%     61.4%
Automotive Components.................................    32.8      31.8     64.5%     66.6%
                                                        ------    ------
     Total............................................  $124.6    $123.2     55.7%     57.0%
                                                        ======    ======

     Consolidated cost of sales increased by 1.3 percentage points as a percent of sales in 2002 compared to the prior year. KE's cost of sales increased by 1.8 percentage points primarily due to lower average selling prices partially offset by lower warranty costs. Emkay's cost of sales decreased by 2.0 percentage points primarily due to reduced expenses associated with obsolete inventory. The Automotive Components Group division cost of sales increased by 2.1 percentage points due to higher freight and overhead costs at SSPI.

     The following table sets forth operating income, excluding restructure charges, by segment and segment operating income as a percentage of segment net sales.

                                                                            PERCENT OF
                                                       OPERATING INCOME    SEGMENT SALES
                                                          YEAR ENDED        YEAR ENDED
                                                         DECEMBER 31,      DECEMBER 31,
                                                       -----------------   -------------
SEGMENT                                                 2001      2002     2001    2002
-------                                                -------   -------   -----   -----
                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
KE...................................................  $ 52.2    $ 49.0     37.6%   36.9%
Emkay................................................    (2.5)     (0.9)    (7.4)%  (2.6)%
Automotive Components................................     6.0       4.9     11.8%   10.4%
Unallocated amount -- corporate overhead.............   (12.7)    (12.7)
                                                       ------    ------
Operating income before restructuring expenses and
  loss on sale of Ruf................................    43.0      40.3     19.1%   18.7%
Restructuring expenses...............................    (0.3)     (2.2)
Loss on the sale of Ruf..............................      --     (16.7)
                                                       ------    ------
     Total operating income..........................  $ 42.7    $ 21.4     19.1%    9.9%
                                                       ======    ======

     Excluding restructuring expenses and loss on the Ruf sale, operating income declined by $2.7 million in 2002 compared to the prior year. Gross margin decreased by $6.3 million due to the KE selling price and SSPI cost issues discussed above. Offsetting these margin declines was a reduction in period expenses of $3.6 million, including lower general and administrative, marketing and sales and research and development expenses. The Company reduced operating expenses by initiating a program to reduce discretionary spending on non-essential programs.

     The Company announced the sale of Ruf in November, 2002. Although the proceeds from the sale were not significant, the sale allowed the Company to exit from a non-core business which was creating a cash drain. The net loss from the sale of Ruf was $16.7 million. The Company also recorded $2.2 million in restructuring expenses in 2002, including a $1.2 million loss on the sale of a facility in Taiwan. The balance of the restructuring expense was severance.

     In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt in 1999. We incurred an additional $10 million of senior subordinated debt in 2002. As a result, interest expense was $34.1 million in 2002 compared to $37.8 million in 2001, with the decrease primarily due to lower interest rates.

     Income tax expense was $11.8 million this year compared to $6.5 million last year. In 2002 the Company provided for $11.8 million of taxes despite a pre-tax loss of $12.6 million primarily due to providing a valuation allowance against the net U.S. deferred income tax assets. Due to the distribution of earnings between profitable foreign operations and a U.S. loss, income taxes are expected to significantly exceed the statutory rate in 2003.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                           NET SALES         TOTAL SALES
                                                          YEAR ENDED         YEAR ENDED
                                                         DECEMBER 31,       DECEMBER 31,
                                                       -----------------   ---------------
SEGMENT                                                 2000      2001      2000     2001
-------                                                -------   -------   ------   ------
                                                        (IN MILLIONS, EXCEPT PERCENTAGES)
KE...................................................  $140.8    $138.9     59.2%    62.1%
Emkay................................................    35.6      33.9     14.9%    15.2%
Automotive Components................................    61.7      50.9     25.9%    22.7%
                                                       ------    ------    -----    -----
     Total...........................................  $238.1    $223.7    100.0%   100.0%
                                                       ======    ======    =====    =====

     Overall, consolidated net sales decreased 6% in 2001 compared to 2000. KE's net sales decreased 1% in 2001 compared to 2000. The major cause was a significant inventory reduction by our largest customer in the first half of the year. As a result, first half KE sales were much weaker, while second half KE sales were closer to the typical level. Emkay's net sales decreased 5% in 2001 compared to the prior year primarily due to decreased sales of voice recognition headsets. Automotive Components' net sales declined 18% primarily due to very weak construction and agriculture equipment related sales, lower service parts orders and lower sales at three large customers.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                               PERCENT OF
                                                          COST OF SALES      SEGMENT SALES
                                                           YEAR ENDED          YEAR ENDED
                                                          DECEMBER 31,        DECEMBER 31,
                                                        -----------------   ----------------
SEGMENT                                                  2000      2001      2000      2001
-------                                                 -------   -------   ------    ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE....................................................  $ 70.5    $ 70.3     50.1%     50.6%
Emkay.................................................    20.6      21.5     57.7%     63.4%
Automotive Components.................................    43.0      32.8     69.6%     64.5%
                                                        ------    ------
     Total............................................  $134.1    $124.6     56.3%     55.7%
                                                        ======    ======

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

                                                                              PERCENT OF
                                                        OPERATING INCOME    SEGMENT SALES
                                                           YEAR ENDED         YEAR ENDED
                                                          DECEMBER 31,       DECEMBER 31,
                                                        -----------------   --------------
SEGMENT                                                  2000      2001     2000     2001
-------                                                 -------   -------   -----    -----
                                                        (IN MILLIONS, EXCEPT PERCENTAGES)
KE....................................................  $ 54.1    $ 52.2    38.4%    37.6%
Emkay.................................................     3.1      (2.5)    8.7%    (7.4)%
Automotive Components.................................     5.4       6.0     8.8%    11.8%
Restructuring expenses................................   (18.4)     (0.3)
Unallocated amount -- corporate overhead..............    (8.3)    (12.7)
                                                        ------    ------
     Total............................................  $ 35.9    $ 42.7    15.1%    19.1%
                                                        ======    ======

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

     We announced a major restructuring in March 2000, resulting in a charge in 2000 of $18.4 million. We consolidated our worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing the components or moving final assembly to lower cost locations in Malaysia, China and Hungary. The restructuring expenses were essentially composed of severance payments to terminated employees or outplacement expenses. The realized savings from the restructuring program are approximately $15 million annually. These benefits are reduced by the amount of cost increases that are paid to remaining employees.

     We reported operating income of $42.7 million in 2001 compared to operating income of $35.9 million in 2000, which included significant restructuring expenses. After adjusting out the restructuring expenses for both years, we had adjusted operating income of $43.0 million in 2001 compared to $54.3 million in 2000. On an adjusted basis our operating income declined $11.3 million or 21% in 2001 compared to the prior year.

     In connection with our recapitalization, we incurred $200 million of senior debt and $153 million of senior subordinated debt. As a result, interest expense was $37.8 million in 2001 compared to $43.3 million in 2000, with the decrease primarily due to lower interest rates.

     Income tax expense was $6.5 million in 2001 compared to a benefit of $1.6 million in 2000. The high effective tax rate in 2001 was caused by foreign taxes not being offset by the benefit of the U.S. federal taxable loss this year, while during the second half of 2000 the U.S. federal taxable income was high enough to allow us to use the tax loss carryforward from the second half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable and acquisitions. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these needs, and we will also need to fund repayments of principal under our term loans of approximately $3.0 million annually in 2003 through 2005, and increasing amounts thereafter. We also will have substantial interest expense of approximately $35 to $40 million each year.

     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a bank credit agreement in two facilities, an A Facility of $50 million and a B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August, 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002 (see below).

     The Company received approval for the Fifth Amendment dated March 25, 2003. This agreement refinanced $31.7 million of the bank credit agreement, replacing the original A Facility with a C Facility of debt and revised certain terms and conditions of the Credit Agreement. Under this Fifth Amendment, the Company received agreement from its lenders to waive compliance with the terms of certain ratios of EBITDA through June 29, 2003 and to revise the terms of such ratios thereafter. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     The required ratios as amended for future years ends are as follows:

                                                              REQUIRED      REQUIRED INTEREST
                                                           LEVERAGE RATIO    COVERAGE RATIO
                                                           --------------   -----------------
December 31, 2003........................................       6.5               1.35
December 31, 2004........................................       6.0               1.45
December 31, 2005........................................       5.5               1.55
December 31, 2006........................................       5.0               1.65

     We expect to be able to comply with the required covenants through the term of the agreement, June 29, 2007. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity.

     The Fifth Amendment substantially revises the term of the Credit Agreement. The interest rates were increased from 3.5 to 4 points above LIBOR for the Revolving Credit Facility. The interest rates for the B Facility were increased to 5 points above LIBOR. In addition, the agreement provides for additional interest to accrue to the B Facility at the rate of approximately $420,000 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or, in certain cases, at an earlier date). The refinancing provides for an interest rate on the C Facility that totals 18.5%, a portion of which is payable in cash on a monthly basis. The portion of interest that must be paid in cash on a monthly basis for the C Facility is 13% for the year ending March 2004, with the cash portion of interest increasing to 14% in the year ending March 2005 and by 1% per year thereafter. The remainder of the interest on the C Facility shall, at the option of the Company, be paid in cash or accrue and be added monthly to the outstanding principal balance of the C Facility and paid at maturity, scheduled for June, 2007. The Fifth Amendment also provided that interest on all revolving credit loans and loans under the B Facility be paid monthly.

     The Fifth Amendment dated March 25, 2003 reduced the Revolving Credit Facility to $15 million and increased the quarterly amortization of the B Facility to approximately $750,000 per quarter beginning June 30, 2003 through June 30, 2006, with the balance paid in four quarterly principal payments from September 30, 2006 to June 29, 2007. The Fifth Amendment also provides that in the event the B Facility is fully prepaid prior to June 30, 2006, the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The C Facility is payable in full on June 29, 2007. The agreement also calls for the Company to pay an upfront fee of approximately $350,000 to the B Facility lenders as well as certain fees to the C Facility lenders.

     The Fifth Amendment dated March 25, 2003 amends the Credit Agreement that was substantially amended on May 10, 2002. On that date, the Company received agreement from the lenders to revise the terms and conditions of the Credit Agreement. At the end of the first quarter of 2002, the Company was not in compliance with the terms of the Credit Agreement, particularly the required leverage and interest coverage ratios. As a result, the Company did not make the interest payment on its senior subordinated notes scheduled for April 15, 2002. After the Company obtained the Fourth Amendment and Waiver to the Credit Agreement on May 10, 2002 (the "Fourth Amendment"), on May 14, 2002 the Company made the interest payment on our senior subordinated notes. The Fourth Amendment waived our non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for subsequent periods through the first quarter of 2003. This Fourth Amendment also limited capital expenditures for the year 2002 to $15 million, decreased the Revolving Credit Facility to $18.25 million and provided for certain other restrictions on capital expenditures, acquisitions, and asset sales. In addition the Amendment required the Company to receive additional funding of at least $10 million by September 3, 2002, which was required to pay down the outstanding balance on the revolving credit facility to $8.25 million. As a result of this agreement, the Company entered into a Senior Subordinated Debt agreement with an affiliate of Doughty Hanson on August 28, 2002 for $10 million in financing, under terms pari passu to the Senior Subordinated Debt Agreement of 1999. The proceeds were used to provide funding for working capital and reduced the balance under the revolving credit agreement to zero. In connection with the Fourth Amendment, the Company paid an up front fee of about $475,000 and the interest rate spreads were increased 50 basis points.

     Cash balances increased by $21.6 million in 2002 due to $29.5 million in cash provided by operating activities that was only partly offset by $8.4 million used in investing and financing activities. In 2001, cash balances decreased by $14.6 million as cash provided by operations of $9.4 million was offset by net cash used in investing activities of $17.6 million and net cash used in financing activities of $6.2 million.

     Net cash provided by operating activities was $29.5 million compared to $9.4 million in 2001. The favorable cash provided by operating activities was despite an increase in net loss, which increased to $24.4 million in 2002 compared to a net loss of $1.5 million in 2001. The increase in the net loss in 2002 was largely comprised of the $16.6 million non-cash loss on the sale of Ruf, $2.2 million of restructuring charges and a $6.3 million increase in deferred income taxes. Most of the improvement in cash flow from operations in 2002 compared to 2001 came from improvements in working capital during 2002. The decrease in working capital was primarily due to $8.8 million reduction in inventory and $6.3 million reduction in receivables, only partly offset by $3.9 million reduction in accrued restructuring expenses. Accrued interest payable increased $2.1 million in 2002, reflecting the timing of interest payments under the Credit Agreement. In 2001 several working capital items were a major use of cash including a reduction in accrued restructuring expenses of $9.9 million, an increase in inventory of $2.4 million and a decrease in accrued compensation and benefits of $1.9 million.

     Net cash used in investing activities was $4.9 million in 2002 compared to $17.6 million in 2001. Investing activities for both years is primarily purchases and sales of property, plant and equipment. In 2002, gross purchases of property, plant and equipment were $8.4 million, partially offset by the sale of the Taiwan building for $3.6 million. In 2001, gross purchases of fixed assets were $21.3 million, partially offset by the sale of the United Kingdom plant for $3.7 million. The primary capital expenditures in 2002 were for new product tooling and production equipment. In 2001 expenditures were for new product tooling and production equipment and automation equipment, plus $6.6 million for IT hardware and software and the capitalization of Oracle consulting assistance to support the new ERP system. Such ERP related expenditures were not significant in 2002.

     Net cash used in financing activities was $3.6 million in 2002 compared to $6.2 million in 2001. Debt payments on the long term portion of the Company's Credit Agreement totaled $10.5 million in 2002, with an additional $2.0 million in payments used to reduce the Company's short term debt. The Company issued $10 million of 10% Senior Subordinated Notes dated August 28, 2002. In addition, the Company paid $0.7 million in costs associated with the May 10, 2002 Amendment to the Credit Agreement and $0.4 million for expenses related to the repurchase of common stock. Net debt payments of $9.4 million were the primary financing activities for 2001.

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

     The following table outlines various financial contractual obligations of the Company (reflects March 2003 refinancing including the C Facility):

                                                       LESS THAN    1 - 3     3 - 5     AFTER 5
CONTRACTUAL OBLIGATIONS                      TOTAL      1 YEAR      YEARS     YEARS      YEARS
-----------------------                     --------   ---------   -------   --------   --------
Credit Agreement dated June 28, 1999 and
  most recently amended March 25, 2003....  $181,785    $11,996    $ 5,630   $164,159   $     --
13 1/8% Senior Subordinated Notes due
  2009....................................   153,200         --         --         --    153,200
10% Senior Subordinated Notes due 2009....    10,000         --         --         --     10,000
Ruwido Austria GmbH debt due September
  2006....................................     1,145        287        572        286         --
Ruwido Austria GmbH debt due June 2006....       593        169        338         86         --
Operating leases..........................     4,434      1,157      1,377        349      1,551
                                            --------    -------    -------   --------   --------
Total.....................................  $351,157    $13,609    $ 7,917   $164,880   $164,751
                                            ========    =======    =======   ========   ========

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

     Ownership of Knowles. Interests in Key Acquisition, which owns approximately 82.5% of our common stock and 88.9% of our preferred stock are held by the limited partnerships which together form Doughty Hanson & Co. III. The general partner of these limited partnerships is Doughty Hanson & Co. Limited.

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

THE CREDIT AGREEMENT

     We entered into the Credit Agreement, dated as of June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002 and March 25, 2003 with the Lenders named therein, JP Morgan Chase Bank (as successor to The Chase Manhattan
Bank), as Administrative Agent and Swingline Lender, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Chase Securities Inc., as Lead Arranger and Book Manager. The Credit Agreement, as amended, consists of (i) an approximately $137 million term loan facility ("B Facility") due in scheduled principal payments that are completed as of June 29, 2007, (ii) a $35 million term loan facility ("C Facility") due June 29, 2007 and (iii) a $15 million (as amended December 12, 2001, May 10, 2002 and March 25, 2003) revolving credit facility due June 30, 2006 (the "Revolving Facility"). Under the terms of the Credit Agreement, and in order to provide financing for the Recapitalization, A Facility (which was subsequently replaced with C Facility in March, 2003) and B Facility were fully drawn on June 30, 1999, the closing date of the Recapitalization. The Revolving Facility is available for working capital and general corporate purposes. No borrowing was outstanding under The Revolving Facility as of December 31, 2002.

     On March 28, 2003 we repaid $9.53 million of aggregate principal of the A and B Facilities in accordance with the excess cash provision of the amended Credit Agreement.

REPAYMENT DATES

     According to the revised terms provided in the Fifth Amendment dated March 25, 2003, and taking into account the effect of the March 28, 2003 prepayment, the B Facility will amortize quarterly, with the following payments being made at the end of each quarter during the following periods.

                                                                 AMOUNT
                                                              ------------
March 31, 2003..............................................  $    351,922
June 30, 2003 to June 30, 2006..............................       703,859
September 30, 2006 to June 29, 2007.........................    31,937,624
                                                              ------------
     Total..................................................  $137,252,585

     The C Facility is due and payable upon maturity on June 29, 2007.

     The Revolving Facility is available as revolving credit advances or letters of credit. Pursuant to the Fifth Amendment, this facility has no scheduled reduction in availability, unless the B Facility is fully repaid prior to June 30, 2006, in which case the Revolving Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. If such earlier maturity does not occur, final repayment is due on all amounts outstanding under this facility on June 30, 2006. The Credit Agreement provides for certain limitations governing advances under the Revolving Facility, in particular limits on the amount of letters of credit and swingline loans outstanding at any one time. In the Fourth Amendment dated as of May 10, 2002, the Company was required to receive additional funding of at least $10 million by September 3, 2002. As a result, the Company entered into a $10 million Note Purchase Agreement on August 28, 2002 with an affiliate of Doughty Hanson.

PREPAYMENT

     In addition to the scheduled repayment dates described above, in certain circumstances the Credit Agreement requires us to make mandatory prepayments of outstanding amounts under B Facility and thereafter, beginning on April 1, 2004, under C Facility, when we or our subsidiaries receive proceeds of certain material dispositions and insurance claims or issue certain indebtedness or when we have a positive adjusted cash flow in the prior year. Pursuant to these provisions, a prepayment in the amount of $9.53 million was made on March 28, 2003 from excess cash flow. This prepayment was applied to prepay the B Facility and the A Facility (which was not replaced by the C Facility until March 31, 2003). Indebtedness under the B Facility may be voluntarily prepaid by us in whole or in part without premium or penalty, and indebtedness under the C Facility may be voluntarily prepaid on or after April 1, 2004. Any voluntary and certain mandatory prepayments of the C Facility are subject to a prepayment penalty of 3%, 2.5% and 2% for the yearly periods ending March 2005, March 2006 and March 2007, respectively.

INTEREST RATE AND FEES

     Amounts outstanding under the Revolving Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 4.0% (as amended April 10, 2000, December 12, 2001, May 10, 2002 and March 25, 2003) or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50% ("Alternate Base Rate"), in each case plus an initial margin of 3%. Amounts outstanding under B Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 5.0% (as amended April 10, 2000, December 12, 2001, May 10, 2002, and March 25, 2003) or (2) the Alternate Base Rate plus an initial margin of 4%. The interest margin may be reduced for advances under all three facilities if we, on a consolidated basis, meet certain specified leverage ratio targets during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original interest margin if such leverage ratios do not continue to be met. In addition, the Fifth Amendment provides for additional interest to accrue to the B Facility at the rate of approximately $420,000 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or, in certain cases, at an earlier date). Amounts outstanding under C Facility will bear interest at 18.5%, a portion of which is payable in cash on a monthly basis and a portion of which may, at the Company's option, be payable upon maturity of the loan, scheduled for June 29, 2007. The portion of interest on the C Facility paid in cash monthly is 13% for the year ending March 2004. The portion of interest on the C Facility mandatorily payable in cash increases to 14% for the year ending March 2005 and increases by 1% for each year thereafter. The remainder of the C Facility interest shall, at the option of the Company, be paid in cash or accrue and be added to the outstanding principal balance of the C Facility each month and paid at maturity, scheduled for June 29, 2007.

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

COVENANTS

     The Credit Agreement contains a number of covenants requiring us to achieve or maintain specified consolidated financial ratios, including certain interest expense coverage ratios and certain leverage ratios, which have been described above. The Credit Agreement also contains general covenants which restrict the incurrence of debt and liens, the payment of dividends, the incurrence of substantially all other additional debt (with the exception of the Notes), the disposition of assets, the incurrence of capital expenditures above certain levels or the making of other investments and certain other activities and transactions. In amendments to the Credit Agreement dated as of May 10, 2002, the Company agreed to limit our capital expenditures to $15 million in 2002, and to limit the net proceeds from asset sales that may be applied to acquire assets in lieu of prepayment to $2.0 million and agreed not to make any acquisitions of another company or business.

RECENT DEVELOPMENTS

     The Company entered into a Fifth Amendment dated March 25, 2003. Based on the terms and conditions of this agreement, we are in compliance with Credit Agreement, as amended. As a result, we expect to make the interest payment on our senior subordinated notes scheduled for April 15, 2003. The Company expects to be in compliance with all the covenants in the amended Credit Agreement. However, the Company's compliance with these covenants is dependent on Business Risks and Conditions in the key markets in which the Company operates. The inability to meet the required covenants could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

SENIOR SUBORDINATED DEBT

  13 1/8% SENIOR SUBORDINATED NOTES DUE 2009

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

     - PRINCIPAL, MATURITY AND INTEREST

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

     - GUARANTEES

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

     - COVENANTS

     The Senior Subordinated Note Agreement also contains general covenants, which restrict Limitation on Indebtedness, Limitation on Senior Subordinated Indebtedness, Limitation on Restricted Payments, Limita-tion on Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries, and Limitation on Liens. The Senior Subordinate Note Agreement also contains the following covered in detail below.

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

  10% SENIOR SUBORDINATED NOTES DUE 2009

     We issued a Note under a Note Purchase Agreement dated August 28, 2002, among us, the Subsidiary Guarantors and Key Acquisition LLC. The Note is a general unsecured obligation of the Company, ranks subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Senior Subordinated Notes due 2009.

     - PRINCIPAL, MATURITY AND INTEREST

     The Company issued a $10,000,000 Note on August 28, 2002. The Notes will mature on October 15, 2009. The Notes will not be entitled to the benefit of any mandatory sinking fund.

     Interest on the Note will accrue at the rate of 10% per annum and will be payable semi-annually in arrears on each April 15 and October 15 (each, an "Interest Payment Date"), commencing on April 15, 2003. Payments will be made to the persons who are registered Holders of such Note either in cash or at the option of the Company, by issuance of an additional Note registered in the name of such Holders, bearing interest from the relevant Interest Payment Date at a rate of 10%, and having a face value equal to the amount of the Interest Payment applicable to such Note.

     - GUARANTEES

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

     - COVENANTS

     The Senior Subordinated Note Agreement also contains general covenants, which restrict Limitation on Indebtedness, Limitation on Restricted Payments, Limitation on Dividend and Other Payment Restrictions Affecting Restricted Subsidiaries, Limitation on the Issuance of Capital Stock of Restricted Subsidiaries, Limitation on Issuances of Guarantees by Restricted Subsidiaries, Limitation on Transactions with Stockholders and Affiliates, Limitation on Senior Subordinated Indebtedness and Limitation on Liens. The Senior Subordinate Note Agreement also contains the following covered in detail below.

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

  EXCESS AND OBSOLETE INVENTORY

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need. We currently make a 50% provision for all inventory that has had no activity for 18 months and a 100% provision for all inventory that had no activity for more than 36 months as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2002, our inventory reserves were $7.7 million, or 20% of our $39.3 million gross inventories.

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

     At December 31, 2002, we have recorded net deferred tax assets of approximately $0.2 million, which includes a $52.3 million valuation allowance. The Company has provided a valuation allowance against the net U.S. deferred tax assets due to the uncertainty of realization of those assets.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt SFAS No. 143 as of January 1, 2003, and the impact of adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities", which changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to re recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We will adopt the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

     Management does not anticipate that the adoption of any other new accounting pronouncement will have a material effect on our results of operations or on the financial position of the Company.

SEASONALITY AND QUARTERLY RESULTS OF OPERATIONS

     Our sales have been subject to a small degree of seasonality in the past several years. The second and fourth quarters have been our strongest quarters. This seasonality of our sales resulted primarily from stronger KE and Emkay sales in the second and fourth quarter.

     The following table sets forth net sales, costs and expenses, operating income and net income by fiscal quarter.

   NET SALES, COSTS AND EXPENSES, OPERATING INCOME AND NET INCOME BY QUARTER

                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                         2001        2001       2001        2001       2002        2002       2002      2002(3)
                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                             (IN MILLIONS)
Net sales............    $54.7      $57.3       $54.6      $57.1       $51.0      $58.2       $51.6      $ 55.3
Cost of sales........     29.7       33.6        29.5       31.7        29.7       32.9        29.5        31.1
Research and
  development........      3.5        3.4         3.3        4.4         3.5        3.9         2.9         3.4
Selling and
  marketing..........      3.4        3.3         3.9        4.2         3.6        3.6         3.1         3.5
General and
  administrative.....      6.9        6.7         6.6        6.6         6.3        7.2         5.4         6.2
Loss on sale of
  business(1)........       --         --          --         --          --        8.7         4.2         3.8
Restructuring
  expense(2).........       .3       (2.1)         .2        1.9          --         .6         1.1          .5
                         -----      -----       -----      -----       -----      -----       -----      ------
Operating income.....    $10.9      $12.4       $11.1      $ 8.3       $ 7.9      $ 1.3       $ 5.4      $  6.8
Net income (loss)....    $ 0.7      $ 0.4       $(0.4)     $(2.2)      $(0.4)     $(7.8)      $(1.4)     $(14.8)

---------------

(1) The "Loss on Sale of Business" is related to the losses recorded on the sale of Ruf in November 2002. For the quarters ended June 30 and September 30, 2002, the loss represents the impairment of the Ruf assets recorded in those quarters.

(2) The "Restructuring expenses" relate to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, and China . These actions have reduced our global workforce by about 20%. In 2002 these expenses are related to the loss on the sale of a facility in Taiwan, and severance. The costs in 2001 include a gain on the sale of our U.K. facility and severance.

(3) The quarter ended December 31, 2002 includes a $1.7 million reduction of expenses to adjust depreciation and amortization expense and to adjust the warranty liability related to historical sales and claim experience.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During 2002, approximately 75% of our revenue was denominated in U.S. dollars, approximately 15% of our revenue was denominated in Euros, and the balance was denominated in other foreign currencies. During 2002, the average Euro exchange rate strengthened approximately 5% versus the U.S. Dollar, and as a result our reported sales for 2002 was $1.6 million higher than it would have been at 2001 rates. During 2001, the effect of exchange rates on our sales comparisons was smaller. Our expenses are principally denominated in the same currencies in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during 2002, our operating income and margins were not significantly affected by the change in the Euro exchange rate. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, a number of which are closely tied to the U.S. dollar and Euro. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. The Company recorded an exchange rate loss of $472,000 in 2002.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates, and therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by approximately $1.8 million. The amount outstanding under the 13 1/8% senior subordinated notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of December 31, 2002 to be $107 million based on current market prices. We also have $10 million outstanding under 10% senior subordinated notes.

ITEM 8

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                    CONTENTS

Report of Independent Auditors..............................    39
Consolidated Financial Statements
  Consolidated Balance Sheets...............................    40
  Consolidated Statements of Operations.....................    41
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficit)..............................................    42
  Consolidated Statements of Cash Flows.....................    43
  Notes to Consolidated Financial Statements................    44

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Knowles Electronics Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of Knowles Electronics Holdings, Inc., as of December 31, 2002, and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knowles Electronics Holdings, Inc., at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

February 3, 2003
except for Note 4, as to
which the date is March 31, 2003

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
  Cash and cash equivalents.................................  $  24,082   $   2,446
  Accounts receivable, less allowance for doubtful accounts
    of $1,098 and $1,095....................................     31,455      39,113
  Inventories, net..........................................     31,618      46,662
  Prepaid expenses and other................................      6,446       6,082
  Deferred taxes, current portion...........................         --       6,096
                                                              ---------   ---------
Total current assets........................................     93,601     100,399
Property, plant and equipment, at cost:
  Land......................................................      3,719       6,829
  Building and improvements.................................     23,694      32,464
  Machinery and equipment...................................     57,920      62,026
  Furniture and fixtures....................................     28,076      27,453
  Construction in progress..................................      4,866       5,559
                                                              ---------   ---------
    Subtotal................................................    118,275     134,331
Accumulated depreciation....................................    (71,202)    (68,704)
                                                              ---------   ---------
    Net.....................................................     47,073      65,627
Other assets, net...........................................      1,726       3,105
Deferred finance costs, net.................................      8,058       8,421
Deferred income taxes.......................................        159         330
                                                              ---------   ---------
Total assets................................................  $ 150,617   $ 177,882
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  15,010   $  17,727
  Accrued compensation and employee benefits................      7,444       7,403
  Accrued interest payable..................................      7,253       5,096
  Accrued warranty & rebates................................      8,790       7,545
  Accrued restructuring costs...............................      1,234       4,197
  Other liabilities.........................................      4,918       7,885
  Income taxes..............................................      7,124       6,940
  Short-term debt...........................................      2,120       3,797
  Current portion of notes payable..........................     12,452       9,115
                                                              ---------   ---------
    Total current liabilities...............................     66,345      69,705
Accrued pension liability...................................     12,566       8,872
Other noncurrent liabilities................................         --           5
Notes payable...............................................    328,908     332,148
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends of: $73,547 December 2002; $50,042
  December 2001.............................................    258,547     235,042
Stockholders' equity (deficit):
  Common stock,Class A, $.001 par value, 1,052,632 shares
    authorized, outstanding: 969,167 December 2002; 981,667
    December 2001...........................................         --          --
  Common stock, Class B, $.001 par value, 52,632 shares
    authorized, none ever issued............................         --          --
  Capital in excess of par value............................     16,838      17,213
  Accumulated deficit.......................................   (525,752)   (477,937)
  Accumulated other comprehensive loss......................     (6,835)     (7,166)
                                                              ---------   ---------
Total stockholders' equity (deficit)........................   (515,749)   (467,890)
                                                              ---------   ---------
Total liabilities and stockholders' equity (deficit)........  $ 150,617   $ 177,882
                                                              =========   =========

                            See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $216,105   $223,721   $238,123
Cost of sales...............................................   123,222    124,587    134,069
                                                              --------   --------   --------
Gross margin................................................    92,883     99,134    104,054
Research and development expenses...........................    13,728     14,684     13,380
Selling and marketing expenses..............................    13,769     14,732     12,511
General and administrative expenses.........................    25,081     26,738     23,831
Loss on sale of business....................................    16,736         --         --
Restructuring expenses......................................     2,158        317     18,440
                                                              --------   --------   --------
Operating income............................................    21,411     42,663     35,892
Other income (expense):
  Interest income...........................................       129        146        959
  Interest expense..........................................   (34,126)   (37,756)   (43,341)
                                                              --------   --------   --------
Income (loss) before income taxes...........................   (12,586)     5,053     (6,490)
Income taxes................................................   (11,790)    (6,532)     1,627
                                                              --------   --------   --------
Net loss....................................................  $(24,376)  $ (1,479)  $ (4,863)
                                                              ========   ========   ========

                            See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  COST OF     ACCUMULATED
                                      CAPITAL IN                   COMMON        OTHER
                             COMMON   EXCESS OF    ACCUMULATED    TREASURY   COMPREHENSIVE
                             STOCK    PAR VALUE      DEFICIT       SHARES        LOSS          TOTAL
                             ------   ----------   ------------   --------   -------------   ---------
                                                          (IN THOUSANDS)
Balance at December 31,
  1999.....................  $  --     $15,223      $(422,188)     $  --        $(3,533)     $(410,498)
Net loss...................     --          --         (4,863)        --             --         (4,863)
Other comprehensive
  income -- Foreign
  currency translation
  adjustment...............     --          --             --         --         (3,270)        (3,270)
                                                                                             ---------
Comprehensive loss.........     --          --             --         --             --         (8,133)
Issuance of common stock...     --         750             --         --             --            750
Repurchase of common
  stock....................     --        (400)            --         --             --           (400)
Price adjustment on
  previously repurchased
  common stock.............     --          --         (8,316)        --             --         (8,316)
Adjustment to previously
  accrued direct costs
  associated with issuance
  of common stock..........     --       1,690             --         --             --          1,690
Preferred stock
  dividends................     --          --        (19,425)        --             --        (19,425)
Other......................     --          --           (285)        --             --           (285)
                             -----     -------      ---------      -----        -------      ---------
Balance at December 31,
  2000.....................  $  --     $17,263      $(455,077)     $  --        $(6,803)     $(444,617)
Net loss...................     --          --         (1,479)        --             --         (1,479)
Other comprehensive
  income -- Foreign
  currency translation
  adjustment...............     --          --             --         --           (363)          (363)
                                                                                             ---------
Comprehensive loss.........     --          --             --         --             --         (1,842)
Issuance of common stock...     --         250             --         --             --            250
Repurchase stock...........     --        (300)            --         --             --           (300)
Preferred stock
  dividends................     --          --        (21,367)        --             --        (21,367)
Other......................     --          --            (14)        --             --            (14)
                             -----     -------      ---------      -----        -------      ---------
Balance at December 31,
  2001.....................  $  --     $17,213      $(477,937)     $  --        $(7,166)     $(467,890)
Net loss...................     --          --        (24,376)        --             --        (24,376)
Other comprehensive income:
  Foreign currency
     translation
     adjustment............     --          --             --         --          4,068          4,068
  Minimum pension liability
     pension adjustment net
     of tax................     --          --             --         --         (3,737)        (3,737)
                                                                                             ---------
Comprehensive loss.........     --          --             --         --             --        (24,045)
Issuance of common stock...     --         150             --         --             --            150
Repurchase stock...........     --        (525)            --         --             --           (525)
Preferred stock
  dividends................     --          --        (23,505)        --             --        (23,505)
Other......................     --          --             66         --             --             66
                             -----     -------      ---------      -----        -------      ---------
Balance at December 31,
  2002.....................  $  --     $16,838      $(525,752)     $  --        $(6,835)     $(515,749)
                             =====     =======      =========      =====        =======      =========

                            See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss....................................................  $(24,376)  $ (1,479)  $ (4,863)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    10,897     13,683     12,406
  Restructuring costs.......................................       988      1,628     18,440
  Loss on sale of business..................................    16,626         --         --
  Amortization of deferred financing fees and debt
     discount...............................................     1,434      2,133      2,679
  Inventory obsolescence provision..........................     2,989      3,976      2,910
  Deferred income taxes.....................................     6,267       (137)    (9,388)
  Stock compensation expense................................       504         --         --
  (Gain) loss on disposal of fixed assets...................     1,170     (2,745)     2,096
  Change in assets and liabilities:
     Accounts receivable....................................     6,270      2,079      1,020
     Inventories............................................     8,813     (2,365)    (2,915)
     Other assets...........................................       345     (1,997)      (158)
     Accounts payable.......................................    (1,779)     5,472      4,018
     Accrued restructuring costs............................    (3,906)    (9,891)    (7,779)
     Accrued interest payable...............................     2,157        198     (3,472)
     Accrued compensation and benefits......................       310     (1,931)     1,626
     Other current liabilities..............................      (853)    (2,193)     4,736
     Other noncurrent liabilities...........................     1,426        211     (1,114)
     Income taxes payable...................................       184      2,806      2,593
                                                              --------   --------   --------
Net cash provided by operating activities...................    29,466      9,448     22,835
INVESTING ACTIVITIES
Proceeds from sales of property, plant & equipment..........     3,560      3,662        663
Purchases of property, plant, and equipment, net............    (8,427)   (21,276)   (16,151)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (4,867)   (17,614)   (15,488)
FINANCING ACTIVITIES
Debt payments -- long term..................................   (10,541)    (9,375)    (1,625)
Debt proceeds -- long term..................................    10,055         --         --
Debt proceeds (payments) -- short term, net.................    (1,996)     4,034       (213)
Issuance of preferred stock and common stock................        --        125        750
Price adjustment on previously purchased treasury stock.....        --         --     (8,316)
Costs associated with equity transaction....................        --         --     (1,195)
Costs associated with debt..................................      (681)      (636)    (1,161)
Repurchase of common stock..................................      (400)      (300)      (400)
                                                              --------   --------   --------
Net cash used in financing activities.......................    (3,563)    (6,152)   (12,160)
Effect of exchange rate changes on cash.....................       600       (312)    (1,909)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    21,636    (14,630)    (6,722)
Cash and cash equivalents at beginning of year..............     2,446     17,076     23,798
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 24,082   $  2,446   $ 17,076
                                                              ========   ========   ========
Cash paid for interest......................................  $ 30,535   $ 35,425   $ 44,134
                                                              ========   ========   ========
Cash paid for taxes.........................................  $  5,339   $  4,457   $  1,377
                                                              ========   ========   ========

                            See accompanying notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
                                 (IN THOUSANDS)

1.  ACCOUNTING POLICIES

BASIS OF RECAPITALIZATION AND PRESENTATION

     The consolidated financial statements of Knowles Electronics Holdings, Inc. (the Company) include all of its subsidiaries, including Austrian, British, French, German, Chinese, Japanese, Malaysian, Singaporean and Taiwanese subsidiaries. Significant intercompany and affiliate accounts and transactions have been eliminated.

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

     In conjunction with the Recapitalization, the Company authorized and issued, on June 30, 1999, new shares of mandatorily redeemable preferred stock (Series A-1 and Series A-2), each with par value $0.001 per share (the Preferred Stock), and common stock (Class A and Class B), par value $0.001 per share (Common Stock). The Investor purchased 800,000 shares of Common Stock for $24,000 and 164,444 shares of Series A-1 Preferred Stock for $164,444. In addition, certain members of management purchased 71,667 shares of Common Stock for $2,150. After the transactions related to the Recapitalization, which are described below, the preexisting stockholders held 100,000 shares of Common Stock and 20,556 shares of Series A-2 Preferred Stock which was recorded at $20,556. As of December 31, 2002, the liquidation value of the outstanding Series A-1 Preferred Stock is $229,819 and the liquidation value of the outstanding Series A-2 Preferred stock is $28,728.

     The Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend and distribution preference. The liquidation value of each share of Preferred Stock is $1,000. Dividends on each share of Preferred Stock accrue at a rate of 10% per annum of the liquidated value plus any accumulated dividends. Such dividends for the year ended December 31, 2002, amounted to $23,505. The Preferred Stock is mandatorily redeemable on July 2, 2019, at a redemption price per share equal to the liquidation value plus all previously accumulated dividends and all accrued dividends not yet paid or accumulated. The Company may, at any time, and the holders may, upon the earlier of June 30, 2010, or an initial public offering of the Company's Common Stock which is a primary registered offering or the sale of all or substantially all of the Company's Common Stock or assets, require the Company to redeem all or any portion of the Series A-1 Preferred Stock then outstanding at a price per share equal to the liquidation value plus all accumulated and all accrued and unpaid or unaccumulated dividends. The Series A-2 Preferred Stock is not redeemable at the Company's option at any time. In the event of such an initial public offering, holders of Series A-2 Preferred Stock may elect to convert the shares into Common Stock. In addition, on each June 30, the Company has an option to exchange the then outstanding shares of Series A-1 Preferred Stock in whole, but not part of, for 10% Junior Subordinated Notes due 2010 of the Company, in an aggregate principal amount equal to the sum of the liquidation value of the Series A-1 Preferred Stock plus an amount equal to all accumulated and all accrued and unpaid, but not yet accumulated, dividends.

     Series A Preferred Stock have no voting rights; with respect to any issue required to be voted on and approved by holders of Series A-1 Preferred Stock, the holders of the Series A-1 Preferred Stock and the holders of Series A-2 Preferred Stock will each vote as a single class.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     After completion of the Recapitalization transactions, the Investor's, preexisting stockholders', and management's ownership percentage of the Company was approximately 82.3%, 10.3%, and 7.4%, respectively.

     The amount payable to the preexisting common stockholders for the purchase of their common stock in the Recapitalization was subject to a post-closing adjustment which resulted in an additional payment of $8,316 by the Company to the preexisting stockholders in 2000.

DESCRIPTION OF BUSINESS

     The Company develops, manufactures, and supplies audio communications components, primarily miniaturized electromagnetic microphones, and receivers and ceramic and electret microphones used in hearing aids, microphones, headsets, and accessories for the computer and communication industries. In addition, the Company manufactures engine control and other devices for industrial equipment and infrared remote control devices for the consumer electronics market.

REVENUE RECOGNITION

     Revenues from the Company's products are recognized when title to the products transfers to the customer, which typically is upon the shipment of products to the customers.

SHIPPING COSTS

     Amounts invoiced to customers to cover shipping costs are included in sales. The cost of shipping product to customers is included in cost of sales.

ACCRUED WARRANTY LIABILITY

     The Company provides an accrual for estimated future warranty costs at the time products are sold and periodically adjusts the accrual to reflect actual experience. The warranty on products sold generally extends from one to three years.

     Changes in the Company's accrual for warranty during each year are as follows:

                                                               2002       2001
                                                              -------    -------
Balance, beginning of period................................  $ 5,819    $ 6,023
Warranties issued during the period.........................    1,667      4,526
Settlements made during the period..........................   (2,602)    (4,730)
                                                              -------    -------
Balance, end of period......................................  $ 4,884    $ 5,819
                                                              =======    =======

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

                       KNOWLES ELECTRONICS HOLDINGS, INC.

DEFERRED FINANCE COSTS

     Deferred finance costs associated with the issuance of long-term debt are capitalized and amortized over the life of the related debt using the effective interest method.

INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market.

     During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method as it experienced reduced costs from offshore assembly operations and expects continuing cost reductions. The cost of inventories on a LIFO basis at December 31, 2001 was approximately equal to their replacement cost. Accordingly, the Company believes that the FIFO method will result in a better measurement of operating results. Additionally, FIFO is the prevalent method used by other entities within the Company's industry. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. Due principally to the reversal of the effect of LIFO reserve liquidations in prior years, the net loss previously reported for 2000 was increased by $1,011.

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

     The Company estimates the fair value of fixed rate long-term debt obligations using current market prices available for these obligations. The fair value of the Senior Subordinated Notes was approximately $107 million at December 31, 2002.

ACCOUNTS RECEIVABLE AND ALLOWANCES FOR DOUBTFUL ACCOUNTS

     The Company carries its accounts receivable at face value amount net of an allowance for doubtful accounts. The allowance for doubtful accounts is calculated by applying standard reserve percentages to the aging categories. An additional reserve is also recorded for uncollectible accounts that have been specifically identified. A receivable is considered past due if payments have not been received within agreed upon invoice terms. Uncollectible receivables are charged against the allowance for doubtful accounts when approved by management after all collection efforts have been exhausted.

PROPERTY, PLANT, AND EQUIPMENT

     Depreciation of property, plant, and equipment is computed principally on a declining-balance method based on the following estimated useful lives:
Buildings and Improvements -- 10 to 40 years; Leasehold Improvements -- lesser of useful life of assets or lease terms including option periods; Machinery and Equipment -- 4 to 12 years; Furniture and Fixtures -- 3 to 18 years; and Computer Equipment -- 3 to 5 years.

     Property, plant, and equipment are reviewed for impairment whenever changes in circumstances indicate that the carrying value of the assets may not be recoverable. Approximately $11 million of assets held for disposal related to Ruf are included in net property plant and equipment at December 31, 2001.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The balance of accumulated other comprehensive income is $7,166 of translation adjustment in 2001, and in 2002, $3,098 of translation adjustment plus $3,737 of minimum pension liability.

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

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We will adopt SFAS No. 143 as of January 1, 2003, and the impact of adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to re recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We will adopt the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

RECLASSIFICATIONS

     Certain prior years' amounts have been reclassified to conform to the 2002 financial statement presentation.

2.  INVENTORY

     Inventories are as follows:

                                                               2002      2001
                                                              -------   -------
Raw materials...............................................  $19,896   $30,985
Work in process.............................................    2,772     5,789
Finished goods..............................................   16,644    19,939
                                                              -------   -------
                                                               39,312    56,713
Less allowances for:
  Obsolescence and net realizable value.....................    7,694    10,051
                                                              -------   -------
                                                              $31,618   $46,662
                                                              =======   =======

3.  INCOME TAXES

     Income (loss) before income taxes consists of the following:

                                                          2002      2001       2000
                                                        --------   -------   --------
Domestic (U.S.).......................................  $(26,020)  $(3,583)  $(17,613)
Foreign...............................................    13,434     8,636     11,123
                                                        --------   -------   --------
                                                        $(12,586)  $ 5,053   $ (6,490)
                                                        ========   =======   ========

     A reconciliation of income tax expense to the statutory federal rate of 35% is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Statutory federal income tax expense (benefit).........  $ (4,405)  $ 1,769   $(2,272)
Effects of:
  State income taxes...................................      (806)     (265)       25
  Foreign rate differential............................   (10,587)   (7,817)     (530)
  Taxes on unremitted foreign earnings.................    (1,179)    5,441     7,050
  Valuation allowance..................................    28,073     7,070    (5,991)
  Other, net...........................................       694       334        91
                                                         --------   -------   -------
                                                         $ 11,790   $ 6,532   $(1,627)
                                                         ========   =======   =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The income tax provision (benefit) for the years ended December 31, 2002, 2001, and 2000 consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Current:
  Federal...............................................  $    --   $ 1,464   $    --
  State.................................................       45        25        25
  Foreign...............................................    5,478     5,180     7,736
                                                          -------   -------   -------
Total Current...........................................    5,523     6,669     7,761
Deferred
  Federal...............................................    6,522    (1,109)   (7,136)
  State.................................................      230       108    (1,757)
  Foreign...............................................     (485)      864      (495)
                                                          -------   -------   -------
Total Deferred..........................................    6,267      (137)   (9,388)
                                                          -------   -------   -------
Total tax provision (benefit)...........................  $11,790   $ 6,532   $(1,627)
                                                          =======   =======   =======

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Deferred tax assets:
  Non-U.S. net operating loss carryforward..................  $ 20,810   $  9,523
  U.S. net operating loss carryforward......................    15,206      4,404
  Foreign tax credits carryforward..........................    17,131     14,504
  Pension...................................................     2,345      2,412
  Inventory.................................................     2,401      3,099
  Accrued expenses..........................................     7,290      4,728
  Other, net................................................       160      4,235
                                                              --------   --------
Total deferred tax assets...................................    65,343     42,905
Deferred tax liabilities:
  Taxes on unremitted foreign earnings......................   (12,619)   (10,765)
  Other deferred tax liabilities............................      (282)      (325)
                                                              --------   --------
Total deferred tax liabilities..............................   (12,901)   (11,090)
Valuation allowance.........................................   (52,283)   (25,389)
                                                              --------   --------
Net deferred tax assets.....................................  $    159   $  6,426
                                                              ========   ========

     The Company had foreign net operating loss carryforwards of $47,559 at December 31, 2002 that have an indefinite carryforward period. In addition, the Company had federal net operating loss carryforwards of $36,465 at December 31, 2002 that begin to expire in 2021 and state net operating loss carry forwards of $51,583 at December 31, 2002, that begin to expire in 2019. The Company's foreign tax credit carryforward of

                       KNOWLES ELECTRONICS HOLDINGS, INC.

$17,131 begins to expire in 2004. The Company has provided a valuation allowance against the net deferred tax assets due to the uncertainty of realization of those assets.

     The Company's future operating plan is to repatriate all foreign earnings not needed for near term investment in each country. As a result, a substantial portion of the unremitted earnings of the affected foreign subsidiaries is not considered permanently reinvested. The deferred foreign provision includes a benefit for which a valuation allowance has been established for the year ended December 31, 2002 and a charge of $5,441 and $7,050 for the years ended December 31, 2001 and 2000, respectively, for the anticipated tax liability on the unremitted foreign earnings, which are not considered permanently reinvested.

4.  NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a senior credit agreement dated as of June 28, 1999, and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002 and March 25, 2003 with certain lenders (Senior Credit Agreement). The credit agreement as amended consists of approximately $195,000 (effective March 31, 2003), which provides for revolving loans of $15,000 (Revolving Credit Facility) through June 30, 2006 (unless the Term B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Term B Facility of $145,000 (Term B Facility), which matures on June 29, 2007, and a Term C Facility of $35,000 (Term C Facility), which matures on June 29, 2007. In addition, on June 30, 1999, the Company issued Subordinated Bridge Notes (Bridge Notes) for $150,000 to certain lenders. The Bridge Notes were subsequently repaid following the issuance by the Company of $153,200 of 13 1/8% Senior Subordinated Notes (the 13 1/8% Notes). As required by the May 10, 2002 Fourth Amendment to the credit agreement, the Company issued $10 million of 10% Senior Subordinated Notes in a private placement to Key Acquisition LLC.

     The Revolving Credit facility bears interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0% (as amended March 25, 2003), or (2) the greater of the prime rate (4.25% at December 31, 2002), a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3% as of March 31, 2003. Under the Limited Waiver and Amendment dated March 25, 2003, the remaining balance of the Term A Facility was replaced by a $35 million Term C Facility due June 29, 2007. The $33.5 million balance of the Term A Facility that was outstanding at December 31, 2002 is classified based on the terms of the replacement debt.

     The Term B Facility bears interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00% (as of March 31, 2003), or (2) Alternate Base Rate plus an initial margin of 4.00%. In addition, as of March 31, 2003, the B Facility will accrue additional interest at the rate of approximately $420 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or, in certain cases, at an earlier date).

     The initial margin may be reduced if the Company meets certain specified leverage ratios during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original margin if such leverage ratios do not continue to be met by the Company.

     The Term B Facility is due on June 29, 2007, and is payable in quarterly installments during the following periods as amended:

March 31, 2003..............................................  $   352
June 30, 2003 to June 30, 2006..............................      704
September 30, 2006 to June 29, 2007.........................   31,938

     In December 2002 the Company prepaid $1,560 of principal under the Senior Credit Agreement, as required, out of the proceeds from the sale of the Taiwan facility.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The Company prepaid $9,533 of principal under the Senior Credit Agreement on March 28, 2003 as required by the excess cash flow calculation.

     The Revolving Credit Facility expires on June 30, 2006, unless the B Facility is fully repaid prior to June 30, 2006, in which case the Revolving Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. There were no borrowings under this facility at December 31, 2002.

     Our Austrian subsidiary has two long term debt borrowings: $1,145 is payable in semi-annual installments from March 2003 through September 2006 and bears interest of 4.95%; $593 is payable in semi-annual installments through June 2006 and bears interest of 4.75%.

     Short-term debt includes $2,120 drawn against a line of credit by our Austrian subsidiary at an interest rate of 6%.

     The balance under the Term A Facility, Term B Facility, 13 1/8% Senior Subordinated Notes (13 1/8% Notes), 10% Senior Subordinated Notes (10% Notes) and our Austrian subsidiary's long term debt as of December 31, 2002 and 2001, is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Term A facility.............................................  $ 33,461   $ 41,250
Term B facility.............................................   144,998    147,750
13 1/8% Senior Subordinated Notes, net of discount of $2,037
  and $2,427, respectively..................................   151,163    150,773
10% Senior Subordinated Notes...............................    10,000         --
Austrian subsidiary long term debt due September 2006.......     1,145        972
Austrian subsidiary long term debt due June 2006............       593        518
                                                              --------   --------
                                                               341,360    341,263
Less: Current portion.......................................    12,452      9,115
                                                              --------   --------
Total long-term notes payable...............................  $328,908   $332,148
                                                              ========   ========

     Maturities of Notes Payable follows (including Term A Facility and Term B Facility under the Credit Agreement as amended March 25, 2003):

2003........................................................  $ 12,452
2004........................................................     3,270
2005........................................................     3,270
2006........................................................    65,655
2007........................................................    95,550
Thereafter..................................................   161,163
                                                              --------
                                                              $341,360
                                                              ========

     The 13 1/8% Notes were issued in a private placement on October 1, 1999, and are due October 15, 2009, with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission. The 13 1/8% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company's current and future indebtedness, except indebtedness which is expressly not senior to the 13 1/8% Notes.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

     The 10% Senior Subordinated Notes were issued in a private placement to an affiliate of Doughty Hanson on August 29, 2002 and are due October 15, 2009, with interest payable semiannually at 10% commencing April 15, 2003. The 10% Notes rank subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Notes.

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. Certain covenants and restrictions were modified in accordance with the amendment to the Senior Credit Agreement dated December 12, 2001. The Company was not in compliance with the required leverage ratio and interest coverage ratio under the bank credit agreement as of March 31, 2002. Additionally, the Company did not make the interest payment on the 13 1/8% Notes scheduled for April 15, 2002 on that date. An Amendment and Waiver to the credit agreement was obtained dated as of May 10, 2002 and the Company made the interest payment on the 13 1/8% Notes that was scheduled for April 15, 2002 on May 14, 2002. The Amendment and Waiver waived the Company's non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for subsequent periods through the first quarter of 2003. This Amendment and Waiver also limited capital expenditures for the year 2002 to $15 million, prevents any acquisitions of another company or business, decreases the revolving credit facility to $18.25 million (from $25 million), caps at $2 million the amount of net cash proceeds from asset sales that can be applied to buying new assets and required the Company to receive additional funding of at least $10 million by September 3, 2002 to pay down the outstanding balance on the revolving credit facility to $8.25 million. The Company met the additional funding requirement of the Amendment and Waiver by issuing $10 million of 10% Senior Subordinated Notes to an affiliate of Doughty Hanson.

     The Company was in compliance with all of its debt covenants at December 31, 2002. The Company obtained a Limited Waiver and Amendment dated as of March 25, 2003 under which the remaining balance of the Term A Facility was repaid and replaced by a $35 million Term C Facility due June 29, 2007 with a fixed interest rate of 18.50%. The Limited Waiver and Amendment waives the required interest coverage ratio and leverage ratio from the effective date of the Amendment through June 29, 2003 and amends these ratios for the remainder of the Credit Agreement. The Limited Waiver and Amendment also increased the Term B Facility interest rate and the Revolving Credit Facility interest rate by 0.5 percentage points, provided for additional interest to accrue on the B Facility at the rate of $420 per year (subject to reduction in the event of a prepayment of the B Facility) to be paid at the maturity of the facility (or in certain cases, at an earlier date) modified the Term B Facility installment payments, and reduced the Revolving Credit Facility to $15 million. The Company expects, based on current operating forecasts, that the amendments to the covenants in the Credit Agreement will enable it to remain in compliance with the covenants of the Credit Agreement, as amended, through December 31, 2003, and provide sufficient financial flexibility to meet its debt service requirements as well as other operating needs. However, there can be no assurance of such compliance. If future actual results are lower than planned, the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     The 13 1/8% Notes and 10% Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the
Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., and Synchro Start Products, Inc. The following tables present summarized balance sheet information of the Company as of December 31, 2002 and 2001, and summarized income statement and cash flow information for the years ended December 31, 2002, 2001, and 2000. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries which are guarantors of the Notes, all of which are wholly owned

                       KNOWLES ELECTRONICS HOLDINGS, INC.

by the parent company; and the column labeled "Nonguarantors" represents wholly owned subsidiaries of the Guarantors which are not guarantors of the Notes. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized information as of December 31, 2002 and 2001, and for the three years ended December 31, 2002, is as follows:

                                                             DECEMBER 31, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Cash.............................  $   9,614    $  7,581       $  6,887       $      --      $  24,082
Accounts receivable..............         --      32,021         66,365         (66,931)        31,455
Inventories......................         --      13,215         18,403              --         31,618
Other current assets.............         --       2,268          4,178              --          6,446
Net property, plant and
  equipment......................         --      22,152         24,921              --         47,073
Investment in and advances to
  subsidiaries...................    101,347     246,110            425        (347,882)            --
Deferred finance costs, net......      8,058          --             --              --          8,058
Deferred income taxes............         --          --            159              --            159
Other non-current assets.........         --       1,132            594              --          1,726
                                   ---------    --------       --------       ---------      ---------
     Total assets................  $ 119,019    $324,479       $121,932       $(414,813)     $ 150,617
                                   =========    ========       ========       =========      =========
Accounts payable.................  $      --    $ 41,929       $ 39,164       $ (66,083)     $  15,010
Accrued restructuring costs......         --       1,082            152              --          1,234
Advances from parent.............    137,293      45,373          5,149        (187,815)            --
Other current liabilities........      6,361      19,902         10,113            (847)        35,529
Short-term debt..................     11,996          --          2,576              --         14,572
Noncurrent liabilities...........         --      10,101          2,465              --         12,566
Notes payable....................    327,626          --          1,282              --        328,908
Preferred stock..................    258,547          --             --              --        258,547
Stockholders' equity (deficit)...   (622,804)    206,092         61,031        (160,068)      (515,749)
                                   ---------    --------       --------       ---------      ---------
     Total liabilities and
       stockholders' equity
       (deficit).................  $ 119,019    $324,479       $121,932       $(414,813)     $ 150,617
                                   =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                             DECEMBER 31, 2001
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Cash.............................  $       5    $     32       $  2,409       $      --      $   2,446
Accounts receivable..............         --      29,136         66,872         (56,895)        39,113
Inventories......................         --      21,813         24,849              --         46,662
Other current assets.............         --       6,801          5,377              --         12,178
Net property, plant and
  equipment......................         --      29,412         36,215              --         65,627
Investment in and advances to
  subsidiaries...................     97,967     192,688         10,749        (301,404)            --
Deferred finance costs, net......      8,421          --             --              --          8,421
Other non-current assets.........         --       3,311            124              --          3,435
                                   ---------    --------       --------       ---------      ---------
     Total assets................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                                   =========    ========       ========       =========      =========
Accounts payable.................  $      --    $ 26,937       $ 46,762       $ (55,972)     $  17,727
Accrued restructuring costs......         --       3,553            644              --          4,197
Advances from parent.............     93,567      36,398         20,770        (150,735)            --
Other current liabilities........      4,156      17,986         13,693            (966)        34,869
Short-term debt..................     11,000          --          1,912              --         12,912
Noncurrent liabilities...........         --       6,919          1,958              --          8,877
Notes payable....................    330,773          --          1,375              --        332,148
Preferred stock..................    235,042          --             --              --        235,042
Stockholders' equity (deficit)...   (568,145)    191,400         59,481        (150,626)      (467,890)
                                   ---------    --------       --------       ---------      ---------
     Total liabilities and
       stockholders' equity
       (deficit).................  $ 106,393    $283,193       $146,595       $(358,299)     $ 177,882
                                   =========    ========       ========       =========      =========

                                                       YEAR ENDED DECEMBER 31, 2002
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net sales........................  $      --    $151,340       $195,150       $(130,385)     $ 216,105
Cost of sales....................         --      97,848        155,093        (129,719)       123,222
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      53,492         40,057            (666)        92,883
Selling, research and
  administrative expense.........         --      36,427         16,878            (727)        52,578
Loss on sale of business.........         --          --         16,736              --         16,736
Restructuring expenses...........         --       1,233            925              --          2,158
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --      15,832          5,518              61         21,411
Other income (expense):
  Interest income................         --       2,305            431          (2,607)           129
  Interest expense...............    (34,106)     (1,382)        (1,244)          2,606        (34,126)
  Dividend income................      3,380      12,280             --         (15,660)            --
                                   ---------    --------       --------       ---------      ---------
Income (loss) before taxes.......    (30,726)     29,035          4,705         (15,600)       (12,586)
Income taxes.....................         --      (6,858)        (4,932)             --        (11,790)
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $ (30,726)   $ 22,177       $   (227)      $ (15,600)     $ (24,376)
                                   =========    ========       ========       =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        YEAR ENDED DECEMBER 31, 2001
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net Sales.........................  $     --    $170,436       $175,832       $(122,547)      $223,721
Cost of sales.....................        --     108,774        137,717        (121,904)       124,587
                                    --------    --------       --------       ---------       --------
Gross margin......................        --      61,662         38,115            (643)        99,134
Selling, research and
  administrative expenses.........        --      37,465         19,361            (672)        56,154
Restructuring expenses............        --       2,463         (2,146)             --            317
                                    --------    --------       --------       ---------       --------
Operating income..................        --      21,734         20,900              29         42,663
Other income (expense):
  Interest income.................        79       1,634            450          (2,017)           146
  Interest expense................   (37,653)       (922)        (1,093)          1,912        (37,756)
  Dividend income.................        --      29,804             --         (29,804)            --
                                    --------    --------       --------       ---------       --------
Income (loss) before taxes........   (37,574)     52,250         20,257         (29,880)         5,053
Income taxes......................        --        (796)        (5,736)             --         (6,532)
                                    --------    --------       --------       ---------       --------
     Net income (loss)............  $(37,574)   $ 51,454       $ 14,521       $ (29,880)      $ (1,479)
                                    ========    ========       ========       =========       ========

                                                        YEAR ENDED DECEMBER 31, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net sales.........................  $     --    $182,466       $199,381       $(143,724)      $238,123
Cost of sales.....................        --     122,222        155,797        (143,950)       134,069
                                    --------    --------       --------       ---------       --------
Gross margin......................        --      60,244         43,584             226        104,054
Selling, research and
  administrative expenses.........       102      30,614         19,627            (621)        49,722
Restructuring expenses............        --       5,401         13,039              --         18,440
                                    --------    --------       --------       ---------       --------
Operating income (loss)...........      (102)     24,229         10,918             847         35,892
Interest income...................       452       1,775            407          (1,675)           959
Interest expense..................   (43,227)       (314)        (1,476)          1,676        (43,341)
Miscellaneous, net................        --         433         (1,782)          1,349             --
Dividend income...................     4,156      33,608          1,321         (39,085)            --
                                    --------    --------       --------       ---------       --------
Income (loss) before income
  taxes...........................   (38,721)     59,731          9,388         (36,888)        (6,490)
Income taxes......................        --       5,669         (3,862)           (180)         1,627
                                    --------    --------       --------       ---------       --------
     Net income (loss)............  $(38,721)   $ 65,400       $  5,526       $ (37,068)      $ (4,863)
                                    ========    ========       ========       =========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        YEAR ENDED DECEMBER 31, 2002
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $(30,495)   $ 64,956       $  7,285        $(12,280)      $ 29,466
Proceeds from sales of property...        --          --          3,560              --          3,560
Equity contributions into
  subsidiaries....................        --      (2,690)            --           2,690             --
Purchases of property, plant and
  equipment, net..................        --      (4,345)        (4,082)             --         (8,427)
                                    --------    --------       --------        --------       --------
Net cash used in investing
  activities......................        --      (7,035)          (522)          2,690         (4,867)
Debt payments -- long term........   (10,541)         --             --              --        (10,541)
Debt proceeds -- long term........    10,000          --             55              --         10,055
Debt proceeds (payments) -- short
  term, net.......................    (2,000)                         4                         (1,996)
Common stock transactions.........      (400)         --             --              --           (400)
Intercompany loans................    43,726     (44,721)           995              --             --
Costs associated with debt........      (681)         --             --              --           (681)
Intercompany dividends............        --      (5,651)        (6,629)         12,280             --
Equity contributions into
  subsidiaries....................        --          --          2,690          (2,690)            --
                                    --------    --------       --------        --------       --------
Net cash provided by (used in)
  financing activities............    40,104     (50,372)        (2,885)          9,590         (3,563)
Effect of exchange rate changes on
  cash............................        --          --            600                            600
                                    --------    --------       --------        --------       --------
Net increase in cash and cash
  equivalents.....................     9,609       7,572          4,455              --         21,636
Cash and cash equivalents at
  beginning of period.............         5          32          2,409              --          2,446
                                    --------    --------       --------        --------       --------
Cash and cash equivalents at
  end of period...................  $  9,614    $  7,581       $  6,887        $     --       $ 24,082
                                    ========    ========       ========        ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        YEAR ENDED DECEMBER 31, 2001
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $(35,113)   $ 69,195       $ 5,222         $(29,856)      $  9,448
                                    --------    --------       -------         --------       --------
Proceeds from sales of property...        --         182         3,480               --          3,662
Equity contributions into
  subsidiaries....................        --      (8,002)           --            8,002             --
Purchases of property, plant and
  equipment, net..................        --     (13,674)       (7,602)              --        (21,276)
                                    --------    --------       -------         --------       --------
Net cash used in investing
  activities......................        --     (21,494)       (4,122)           8,002        (17,614)
Debt proceeds (payments)..........    (7,375)         --         2,034               --         (5,341)
Common stock transactions.........      (175)         --            --               --           (175)
Intercompany loans................    36,228     (35,588)         (640)              --             --
Costs associated with debt........      (636)         --            --               --           (636)
Dividends paid....................        --     (14,928)      (14,928)          29,856             --
Equity contributions into
  subsidiaries....................        --          --         8,002           (8,002)            --
                                    --------    --------       -------         --------       --------
Net cash provided by (used in)
  financing activities............    28,042     (50,516)       (5,532)          21,854         (6,152)
Effect of exchange rate changes on
  cash............................        --          --          (312)              --           (312)
                                    --------    --------       -------         --------       --------
Net increase (decrease) in cash
  and cash equivalents............    (7,071)     (2,815)       (4,744)              --        (14,630)
Cash and cash equivalents at
  beginning of period.............     7,076       2,847         7,153               --         17,076
                                    --------    --------       -------         --------       --------
Cash and cash equivalents at end
  of period.......................  $      5    $     32       $ 2,409         $     --       $  2,446
                                    ========    ========       =======         ========       ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                        YEAR ENDED DECEMBER 31, 2000
                                    --------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $(28,229)   $ 55,580       $ 34,569        $(39,085)      $ 22,835
                                    --------    --------       --------        --------       --------
Investments in subsidiaries.......        --      (3,300)            --           3,300             --
Purchases of property, plant and
  equipment, net..................        --      (5,886)        (9,602)             --        (15,488)
                                    --------    --------       --------        --------       --------
Net cash used in investing
  activities......................        --      (9,186)        (9,602)          3,300        (15,488)
Issuance of preferred stock and
  common stock....................       750          --             --              --            750
Costs associated with equity
  transaction.....................    (1,195)         --             --              --         (1,195)
Debt proceeds (payments)..........    (1,625)         --           (213)             --         (1,838)
Intercompany loans................    41,028     (41,099)            71              --             --
Price adjustment on previously
  purchased treasury stock........    (8,316)         --             --              --         (8,316)
Payment of accrued deferred
  finance fees....................    (1,161)         --             --              --         (1,161)
Repurchase of common stock........      (400)         --             --              --           (400)
Equity contributions into
  subsidiaries....................        --          --          3,300          (3,300)            --
Dividends paid....................        --     (12,727)       (26,358)         39,085             --
                                    --------    --------       --------        --------       --------
Net cash used in financing
  activities......................    29,081     (53,826)       (23,200)         35,785        (12,160)
Effect of exchange rate changes on
  cash............................        --          --         (1,909)             --         (1,909)
                                    --------    --------       --------        --------       --------
Net increase (decrease) in cash
  and cash equivalents............       852      (7,432)          (142)             --         (6,722)
Cash and cash equivalents at
  beginning of period.............     6,224      10,279          7,295              --         23,798
                                    --------    --------       --------        --------       --------
Cash and cash equivalents at end
  of period.......................  $  7,076    $  2,847       $  7,153        $     --       $ 17,076
                                    ========    ========       ========        ========       ========

5.  OPERATING LEASES

     The Company leases various manufacturing facilities and office space. Lease terms are generally from two to five years. Future minimum payments under operating leases with initial terms of one year or more are as follows:


2003........................................................  $1,157
2004........................................................   1,006
2005........................................................     371
2006........................................................     183
2007........................................................     166
Thereafter..................................................   1,551
                                                              ------
                                                              $4,434
                                                              ======

     Rent expense was $1,863, $2,210 and $2,846 for the years ended December 31, 2002, 2001, and 2000, respectively.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

6.  RETIREMENT PLANS

     The Company has a defined-benefit plan covering approximately 90% of its U.S. employees. The Plan was amended effective January 1, 2002 to change the calculation of benefits for employees hired after May 1, 2002 to a cash balance benefit where the employee's account is credited each year with a percentage of their salary based on their age and years of service. Additionally, any prior year accumulated benefit balance is credited with interest based on the ten year U.S. Treasury Notes rate. The pension benefit for employees age forty or older continues to be calculated under the previous method generally based on salary and years of service. Employees under age forty have their benefit under the previous method frozen as of December 31, 2001 and start accruing a benefit under the cash balance formula starting January 1, 2002. The Company's funding of the plan is equal to the minimum contribution required by ERISA. The following summarizes the activity related to the Company's domestic plan:

                                                               2002      2001
                                                              -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $56,935   $53,591
  Service cost..............................................    1,738     1,774
  Interest cost.............................................    4,052     3,828
  Plan amendment............................................     (103)      102
  Actuarial loss............................................    5,225       383
  Benefits paid.............................................   (2,624)   (2,743)
                                                              -------   -------
  Benefit obligation at end of year.........................   65,223    56,935
Change in plan assets:
  Fair value of plan assets at beginning of year............   53,176    60,302
  Adjustment to fair asset value disclosed..................       (4)       --
  Actual return on plan assets..............................   (6,388)   (4,383)
  Benefits paid.............................................   (2,624)   (2,743)
                                                              -------   -------
  Fair value of plan assets at end of year..................   44,160    53,176
                                                              -------   -------
Funded status...............................................  (21,063)   (3,759)
  Unrecognized actuarial (gain) loss........................   13,069    (3,590)
  Unrecognized prior service cost...........................      505       720
                                                              -------   -------
  Accrued pension cost before additional minimum
     liability..............................................   (7,489)   (6,629)
  Additional minimum liability..............................   (2,387)       --
                                                              -------   -------
  Accrued pension cost after additional minimum liability...  $(9,876)  $(6,629)
                                                              =======   =======
Additional minimum liability
  Intangible asset..........................................  $   504   $    --
  Reduction in equity included in other comprehensive
     income.................................................    1,883        --
                                                              -------   -------
  Additional minimum liability..............................  $ 2,387   $    --
                                                              =======   =======
Amounts recognized in the statement of financial position
  consist of accrued benefit liability......................  $(9,876)  $(6,629)
                                                              =======   =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                           2002      2001      2000
                                                          -------   -------   -------
Weighted-average assumption as of December 31:
Discount rate...........................................     6.60%     7.25%     7.25%
Expected return on plan assets..........................     8.00%     8.00%     8.00%
Rate of compensation increase...........................     4.90%     5.20%     5.20%
Components of net periodic benefit cost:
Service cost............................................  $ 1,738   $ 1,774   $ 2,110
Interest cost...........................................    4,052     3,828     3,700
Expected return on plan assets..........................   (4,729)   (4,668)   (4,403)
Amortization of prior service cost......................      111       229       333
Amortization of transitional asset......................       --        --      (132)
Recognized actuarial gain...............................     (312)     (491)     (677)
                                                          -------   -------   -------
Net periodic benefit cost...............................  $   860   $   672   $   931
                                                          =======   =======   =======

     The Company also has defined-benefit plans covering certain of its foreign employees. The accrued pension liability related to these plans was $2,465 and $1,954 at December 31, 2002 and 2001, respectively. The Company sold its Ruf operations, including its pension liability, in November 2002. The Ruf operations had an accrued pension liability of $1,238 at December 31, 2001. Deferred pension assets related to these plans were $319 and $177 at December 31, 2002 and 2001, respectively. The Company recorded a minimum liability related to the plan in the United Kingdom of $1,854 and $0 at December 31, 2002 and 2001. The net periodic benefit cost related to these plans was $385, $344 and $1,355 for the years ended December 31, 2002, 2001, and 2000, respectively.

     The Company has a defined-contribution plan covering substantially all of its U.S. employees. The plan has funding provisions which, in certain situations, require Company contributions based upon a formula relating to employee gross wages, participant contributions, or hours worked. The plan also allows for additional discretionary Company contributions based upon profitability. The contributions made by the Company to the plan for 2002, 2001, and 2000 were $639, $731 and $481, respectively.

7.  STOCK OPTIONS

     The Company implemented the 2001 Stock Option Plan (Option Plan) during 2001, and authorized 375,000 options. Eligibility for the Option Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only from and after an initial public offering (IPO) at a price per share equal to eighty percent of the price per share which the underwriters pay for the stock in connection with an initial public offering. Options are exercisable for fifty percent (50%) of the shares on the second anniversary of the grant, and for one hundred percent (100%) of the shares after the third anniversary of the grant. Options expire ten years from the date of the grant. The options that had been granted and were outstanding were 337,689 and 316,733 as of December 31, 2002 and 2001 respectively. During 2002, 25,350 options were cancelled and 46,306 options were granted. The Company will record a charge for the difference between the exercise price and the IPO price of these options upon the completion of the IPO.

8.  SEGMENTS AND GEOGRAPHICAL INFORMATION

     The Company's continuing business consists of three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company's products.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

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

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                       ACOUSTIC AND
                                         HEARING AID     INFRARED     AUTOMOTIVE
                                         COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                         -----------   ------------   ----------   --------
2002
  Revenues from external customers.....   $132,578       $35,812       $47,715     $216,105
  Operating income (loss)..............     48,223        (2,393)        4,867       50,697(1)
2001
  Revenues from external customers.....   $138,925       $33,934       $50,862     $223,721
  Operating income (loss)..............     55,492        (2,839)        4,974       57,627
2000
  Revenues from external customers.....   $140,832       $35,576       $61,715     $238,123
  Operating income (loss)..............     45,652         2,896          (543)      48,005

---------------

(1) A reconciliation of segment operating income and assets to the Company's consolidated totals follows below.

     The hearing aid components operating segment and the acoustic and infrared technology operating segment utilize the same assets. The total assets of the hearing aid components operating segment and the acoustic and infrared technology operating segment as of December 31, 2002, 2001, and 2000 were $134,396, $137,699 and $142,289, respectively. Depreciation expense associated with these assets was $6,938, $8,244 and $8,219 for the years ended December 31, 2002, 2001, and 2000, respectively. Total capital expenditures for the hearing aid components operating segment and the acoustic and infrared technology operating segment were $6,497, $18,200 and $10,251 for the years ended December 31, 2002, 2001, and 2000, respectively. Due to the joint use of assets between the hearing aid components operating segment and the acoustic and infrared technology operating segment, allocations of various costs and expenses between these two segments are made based on their respective revenues.

     The total assets of the automotive components business unit were $12,794, $31,757 and $32,815 as of December 31, 2002, 2001, and 2000, respectively.
Depreciation expense associated with these assets was $1,405, $2,656 and $3,095 for the years ended December 31, 2002, 2001, and 2000, respectively. The assets of the Automotive Components segment were reduced by the sale of the Ruf business in November 2002. The total capital expenditures for the automotive component business unit were $1,930, $3,076 and $5,900 for the years ended December 31, 2002, 2001, and 2000.

     In 2002, the Company finalized the restructuring of its worldwide manufacturing operations and recorded restructuring expenses of $2,158, which affected the operating segments as follows: hearing aid components $740, acoustic and infrared technology $1,471, automotive components $94, with the remaining amount of ($147) impacting corporate. The charge for acoustic and infrared technology includes a loss on the sale of the Taiwan facility of $1,170. The Company also recorded a $16,736 loss on the sale of its Ruf operations. For the ten months ended October 2002, Ruf had sales of $14,183 and an operating loss of $1,310.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

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

     The following is a reconciliation of segment operating income and assets to the Company's consolidated totals:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Profit or Loss
  Total operating income for reportable segments.....  $ 50,697   $ 57,627   $ 48,005
  Unallocated amount -- corporate overhead...........   (12,697)   (12,744)    (8,275)
  Loss on sale of business...........................   (16,736)        --         --
  Corporate restructuring............................       147     (2,220)    (3,838)
                                                       --------   --------   --------
  Total consolidated operating income................    21,411     42,663     35,892
  Other expense......................................   (33,997)   (37,610)   (42,382)
                                                       --------   --------   --------
  Income (loss) before income taxes..................  $(12,586)  $  5,053   $ (6,490)
                                                       ========   ========   ========
Assets
  Total assets for reportable segments...............  $147,190   $169,456   $175,104
  Unallocated corporate assets.......................    14,454      8,426     16,653
                                                       --------   --------   --------
  Total consolidated assets..........................  $161,644   $177,882   $191,757
                                                       ========   ========   ========
Geographic Information
Revenues (based on invoicing location):
  United States......................................  $109,607   $135,352   $136,946
  Germany............................................    13,906     17,856     23,504
  United Kingdom.....................................    56,909     40,706     34,937
  Other geographic areas.............................    35,683     29,807     42,736
                                                       --------   --------   --------
                                                       $216,105   $223,721   $238,123
                                                       ========   ========   ========
Long Lived Assets
  United States......................................  $ 23,281   $ 32,028   $ 29,849
  Germany............................................        --      2,126      3,399
  Malaysia...........................................    10,650      7,500      8,162
  Taiwan.............................................     1,639      6,289      6,713
  Hungary............................................        --      8,830      6,466
  Other geographic areas.............................    13,229     11,959      9,800
                                                       --------   --------   --------
                                                       $ 48,799   $ 68,732   $ 64,389
                                                       ========   ========   ========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

MAJOR CUSTOMERS

     The Company is dependent on sales of products to a small number of large customers. The Company's top ten customers accounted for approximately 61%, 59% and 57%, of consolidated sales in 2002, 2001, and 2000 respectively. Revenues from one customer accounted for approximately 15%, 12% and 15% of consolidated revenues and 14% and 7% of consolidated accounts receivable in 2002 and 2001 respectively.

9.  RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000 under which the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and Hungary. The following table presents the restructure costs and payments for 2000, 2001 and 2002.

                                                                                 ACCRUED
                                                              RESTRUCTURING   RESTRUCTURING
                                                                EXPENSES          COSTS
                                                              -------------   -------------
2000 Activity
  Employee severance and outplacement.......................     $20,665         $20,665
  Pension curtailment.......................................      (2,225)             --
  Employee severance and outplacement payments..............          --          (7,779)
                                                                 -------         -------
     Balance December 31, 2000..............................     $18,440         $12,886
                                                                 =======         =======
2001 Activity
  Employee severance and outplacement.......................       1,628           1,628
  Employee outplacement costs...............................         876              --
  Gain on sale of United Kingdom facility...................      (3,046)             --
  Facility closure costs, loss on disposal of assets and
     other..................................................         859              --
  Employee severance and outplacement payments..............          --          (9,891)
  Foreign currency translation..............................          --            (426)
                                                                 -------         -------
     Balance December 31, 2001..............................     $   317         $ 4,197
                                                                 =======         =======
2002 Activity
  Employee severance and outplacement.......................         613             613
  Disposal of assets and other..............................         375              --
  Loss on sale of Taiwan facility...........................       1,170              --
  Employee severance and outplacement payments..............          --          (3,616)
  Foreign currency translation..............................          --              40
                                                                 -------         -------
     Balance December 31, 2002..............................     $ 2,158         $ 1,234
                                                                 =======         =======

     Of the total positions that were planned to be eliminated in the restructuring, 678, 976 and 1,072 had cumulatively been eliminated as of December 31, 2000, 2001 and 2002 respectively. The majority of the remaining liability balance is expected to be paid out in 2003.

     At the five facilities where production was eliminated, the number of positions eliminated at each facility and the final production date at each facility are as follows: (1) Burgess Hill, United Kingdom; 133 positions; June 2000, (2) Itasca, Illinois; 262 positions; September 2000, (3) Taipei, Taiwan; 220 positions; March 2001, (4) Rolling Meadows, Illinois; 16 positions; March 2001, (5) Hohenkirchen, Germany; 180 positions; September 2001.

                       KNOWLES ELECTRONICS HOLDINGS, INC.

10.  DISPOSAL OF LONG LIVED ASSETS

     In November 2002 the Company sold its Ruf Electronics operations, which were part of the Automotive Components segment, and recorded a loss of $16,736, which was included in the Corporate segment. The loss includes $1,186 of accumulated other comprehensive income relating to foreign currency translation. The proceeds from the sale were not material. The Company may receive additional payment amounts in 2003, 2004 and 2005 if the Ruf operations meet certain financial targets.

     In December 2002, the Company sold its Taiwan facility as part of the restructuring plan announced in March 2000 and recorded a loss of $1,170 which is included in Restructuring Expenses in the Statement of Operations in the Acoustic and Infrared segment. Proceeds from the sale were $3,560.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to Knowles' by-laws, each of its directors is designated as a "Class A director" or a "Class B director." Each Class A director is entitled to four votes and each Class B director is entitled to one vote. Knowles currently has four directors, two of whom are with Doughty Hanson (Kenneth Terry and Kevin Luzak). Set forth below is certain information with respect to our directors and officers.

NAME                       AGE                        POSITION
----                       ---                        --------
Kenneth John Terry.......  38    Class A Director, Chairman of the Board
Kevin Luzak..............  39    Class A Director
James E. Knowles.........  72    Class B Director
John J. Zei..............  58    President and Chief Executive Officer, Class B
                                 Director
James H. Moyle...........  50    Vice President and Chief Financial Officer
Patrick W. Cavanagh......  50    Vice President and General Manager Automotive
                                 Components
Peter H. Stevens, Jr.....  52    Vice President and General Manager Emkay
Stephen D. Petersen......  44    Vice President Finance and Secretary

     Kenneth John Terry is a principal with Doughty Hanson & Co. Limited. Mr. Terry currently serves on the Board of Directors of Dunlop Standard Aerospace Group Limited, Ilford Imaging Limited, Impress Group B.V., RHM Limited, LM Group Holdings A/S. He is a graduate of University of Leeds.

     Kevin Luzak is a corporate director of Doughty Hanson & Co., Inc. Prior to his current position, he served in various positions at Salomon Brothers Inc from 1991 to 1998. Mr. Luzak currently serves on the Board of Directors of Dunlop Standard Aerospace Group Limited, North American Membership Group, Inc., and Coastal Lumber Company, Inc.

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

     James H. Moyle joined Knowles in July of 2002 as Vice President & Chief Financial Officer. Prior to joining Knowles, he was Senior Vice President & Chief Financial Officer of Contech Construction Products, the nation's leading supplier of civil engineering site solutions. He is a graduate of Bethany College and the University of Pennsylvania.

     Patrick W. Cavanagh has managed SSPI since 1992 and Automotive Components since its inception in 1996. From 1978 to 1992, prior to joining Knowles, he held various domestic and international management positions at the Barber Colman Company. He is a graduate of the Milwaukee School of Engineering.

     Peter H. Stevens, Jr. joined Knowles in January, 2001 as Vice President, General Manager of the EMKAY division and in 2002 became Vice President, General Manager of the KE division. Prior to joining Knowles, he was Senior Vice President, Western Region General Manager of Distribution Dynamics, an integrated supply chain management company to the manufacturing industry. From 1990 to 1998, he served as Vice President General Manager of the U.S. operations for Hirose Electric of Japan, a global manufacturer of electronic and fiber optic connectors. He is a graduate of the University of California, Santa Barbara and the University of California, Irvine.

     Stephen D. Petersen joined Knowles in 1980 and served in various accounting positions including Assistant Treasurer and Vice President -- Controller of KE. He was promoted to Vice President Finance in September 1999. Mr. Petersen is a graduate of Augustana College, holds a Master of Management degree from Northwestern University, and is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table provides information concerning the compensation we paid to our senior officers for 2002, 2001 and 2000:

                                                                            LONG-TERM
                                                                           COMPENSATION
                                              ANNUAL COMPENSATION          ------------
                                       ---------------------------------    SECURITIES
                                                            OTHER ANNUAL    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY    BONUS     COMPENSATION   OPTIONS/SARS   COMPENSATION(3)
---------------------------     ----   --------  --------   ------------   ------------   ---------------
Reg G. Garratt................  2002   $414,050  $     --          --            --          $428,199
  Chairman(1)                   2001    414,050    50,000          --            --             8,721
                                2000    414,050   104,341          --            --             4,113
John J. Zei...................  2002    430,533   300,000          --            --           282,480
  President and Chief           2001    417,194   125,000          --            --             6,058
  Executive Officer             2000    374,815   413,673          --            --           117,711
Louis T. Morabito.............  2002    161,720        --          --            --             6,904
  Vice President Manufacturing  2001    158,850    50,000          --            --             5,830
                                2000    149,534    42,157          --            --             3,160
Patrick W. Cavanagh...........  2002    191,776        --          --            --             5,739
  Vice President & General      2001    175,891    71,759     $10,500(5)         --             7,820
  Manager Automotive            2000    160,333   151,109          --            --             3,683
  Components
Peter H. Stevens Jr. .........  2002    186,354   100,000          --            --             6,577
  Vice President & General      2001    191,783    26,777          --            --           131,754
  Manager KE(2)                 2000         --        --          --            --                --
James F. Brace(4).............  2002    200,706        --          --            --           209,642
  Executive Vice President      2001    249,784    85,000          --            --             6,198
  and Chief Financial Officer   2000    219,235   184,835          --            --             4,750

---------------

(1) Reg Garratt resigned as Chairman effective December 31, 2002.

(2) Peter H. Stevens, Jr. joined Knowles January 29, 2001.

(3) The following chart is a breakdown of the payments made to the executive officers under the heading "All Other Compensation". The Company also made contributions to the Knowles Electronics, LLC. Employee Retirement Savings 401(k) Plan on behalf of the executive officers and paid life insurance premiums on behalf of the executive officers in the amounts set fourth in the chart.

(4) James F. Brace resigned effective September 1, 2002.

(5) Reimbursement for executive medical.

                                                                    KNOWLES        LIFE
                                                      SPECIAL     401(K) PLAN    INSURANCE    MOVING    SEVERANCE
EXECUTIVE                                      YEAR    BONUS     CONTRIBUTIONS   PREMIUMS    EXPENSES   BENEFITS
---------                                      ----   --------   -------------   ---------   --------   ---------
Reg G. Garratt...............................  2002   $     --      $4,778        $1,038     $     --   $422,383
  Chairman                                     2001         --       5,100         3,621           --         --
                                               2000         --       1,700         2,413           --         --
John J. Zei..................................  2002    275,000       5,500         1,980           --         --
  President and Chief Executive                2001         --       5,250           808           --         --
  Officer                                      2000         --       3,400         1,703      112,608         --
Louis T. Morabito............................  2002         --       4,582         2,322           --         --
  Vice President Manufacturing                 2001         --       5,250           580           --         --
                                               2000         --       2,902           258           --         --
Patrick W. Cavanagh..........................  2002         --       4,144         1,595           --         --
  Vice President & General                     2001         --       5,100         2,720           --         --
  Manager Automotive                           2000         --       2,625         1,058           --         --
  Components
Peter H. Stevens Jr..........................  2002         --       5,335         1,242           --         --
  Vice President & General                     2001         --       1,730           295      129,729         --
  Manager KE(1)                                2000         --          --            --           --         --
James F. Brace...............................  2002         --       5,500            --           --    204,142
  Executive Vice President                     2001         --       5,250           948           --         --
  and Chief Financial Officer                  2000         --       3,909           841           --         --

PENSION PLAN

     The following table provides information concerning the estimated annual pension benefit we pay to employees of KE and SSPI on their retirement, based upon their years of service and their average monthly earnings prior to their retirement (as described below).

                                                      YEARS OF SERVICE
                                       -----------------------------------------------
REMUNERATION                             15        20        25        30        35
------------                           -------   -------   -------   -------   -------
$125,000.............................  $34,000   $45,000   $56,000   $56,000   $56,000
 150,000.............................   41,000    55,000    69,000    69,000    69,000
 175,000.............................   48,000    64,000    80,000    80,000    80,000
 200,000.............................   48,000    64,000    80,000    80,000    80,000
 225,000.............................   48,000    64,000    80,000    80,000    80,000
 250,000.............................   48,000    64,000    80,000    80,000    80,000
 275,000.............................   48,000    64,000    80,000    80,000    80,000
 300,000.............................   48,000    64,000    80,000    80,000    80,000
 325,000.............................   48,000    64,000    80,000    80,000    80,000
 350,000.............................   48,000    64,000    80,000    80,000    80,000
 400,000.............................   48,000    64,000    80,000    80,000    80,000
 450,000.............................   48,000    64,000    80,000    80,000    80,000
 500,000.............................   48,000    64,000    80,000    80,000    80,000

     Our pension plan, which became effective on July 1, 1963, is a non-contributory defined benefit plan covering employees of the KE business unit and SSPI. As of December 31, 2001, Reg G. Garratt, John Zei, Louis Morabito, Patrick W. Cavanagh, and Peter H. Stevens, Jr. have 25, 3, 6, 10 and 2 credited years of service, respectively. Under the plan, a participant who terminates employment with a vested benefit, and either immediately or at a later date attains his or her early or normal retirement age is entitled to receive a monthly pension benefit commencing on his or her normal or deferred retirement date., which may be an early retirement date. Normal retirement is at age 65. However, early retirement may commence any first of the month following attainment of age 55, but benefits are actuarially reduced for early retirement. The Plan was amended effective January 1, 2002 to change the calculation of benefits for employees hired after May 1, 2002 to a cash balance benefit where the employee's account is credited each year with a percentage of their salary based on their age and years of service. Additionally, any prior year accumulated benefit balance is credited with interest based on the ten year U.S. Treasury Notes. The pension benefit for employees age forty or older would continue to be calculated under the previous method generally based on salary and years of service. Employees under age forty would have their benefit under the previous method frozen as of December 31, 2001 and start accruing a benefit under the cash balance formula starting January 1, 2002. The retirement benefit for the executives listed would be calculated using the previous calculation. The previous retirement benefit payable under the plan is equal to 2% of a participant's average monthly covered compensation during the five consecutive years during which such participant received his or her highest earnings within the ten year period ending on the date of termination, multiplied by credited service up to a maximum of twenty-five years, reduced by the participant's Social Security offset allowance. Under the plan, the Social Security offset allowance is equal to the product of 0.65% multiplied by (i) the participant's years of credited service up to a maximum of twenty-five years and (ii) the lessor of: (A) the participant's average monthly earnings over the three years prior to termination or (B) 1/12th of the average of the Social Security taxable wage base for the 35 year period ending with the last day of the calendar year in which the participant attains Social Security retirement age.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL SEVERANCE PAY PLAN

     On April 7, 1992, we entered into an employment agreement with Reg G. Garratt. The agreement, which was amended and restated on March 15, 1998 and amended verbally with Doughty Hanson prior to the closing of the Recapitalization, provides for Mr. Garratt's employment as the chairman and chief executive officer of Knowles until a replacement chief executive officer is appointed. Mr. Garratt resigned effective December 31, 2002 and was paid the remainder of his contract through December 31, 2003. During the term of his employment and for two years thereafter, Mr. Garratt is restricted from competing with Knowles or any of its subsidiaries and soliciting employees, distributors and customers of Knowles or any of its subsidiaries. The employment agreement also restricts Mr. Garratt from disclosing any confidential or proprietary information relating to Knowles or any of its subsidiaries.

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

     In connection with the commencement of his employment, Knowles has agreed to loan Mr. Zei $300,000 to purchase Knowles' common stock at fair market value, and Mr. Zei has purchased an additional $200,000 worth of common stock at fair market value with his own funds. The stock is subject to Stockholders' and Registration Rights Agreements described under the heading "Related Party Transactions." As of December 31, 2002, the Company deemed the note satisfied in its entirety. Mr. Zei received a special bonus related to interest on the note and income taxes of $275,000.

     Mr. Brace resigned effective September 1, 2002 and will receive his base salary and benefit continuation through May 31, 2003. The Company repurchased $200,000 of common stock for the price paid and exchanged the Note Receivable for the $125,000 of common stock purchased with a loan.

     Effective January, 2001, Peter H. Stevens, Jr. became the Vice President and General Manager -- Emkay, with an annual salary of $210,000 and eligibility to participate in certain bonus plans generally available for senior management of Knowles. Effective September 15, 2002, Mr. Stevens became Vice President and General Manager -- KE.

     In connection with his employment, Mr. Stevens is eligible to receive Common Stock in the amount of $200,000, of which $100,000 will be available as part of his 2001 year-end incentive and the remaining $100,000 as part of the his 2002 year-end incentive calculation.

     In July of 2002, James H. Moyle joined the Company as Vice President and Chief Financial Officer with an annual salary of $265,000 and eligibility to participate in certain bonus plans generally available for senior management employees. The Company agreed to reimburse Mr. Moyle for certain relocation expenses and in connection with his relocation provided a bridge loan of $900,000 which was repaid within one week. Mr. Moyle is also eligible to receive common stock of the Company of $200,000 and $150,000 as part of his incentive for 2002 and 2003, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is certain information, as of February 28, 2003, concerning
(a) the beneficial ownership of our voting securities by entities and persons who beneficially own more than 5% of our voting securities and (b) the ownership of our securities by our executive officers and directors. The determinations of "beneficial ownership" of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This rule provides that securities will be deemed to be "beneficially owned" where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such "beneficial ownership" is determined.

                                                                 AMOUNT
                                                              BENEFICIALLY   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNED(2)     OF CLASS
---------------------------------------                       ------------   --------
Key Acquisition, L.L.C. ....................................    800,000        82.5%
  c/o Doughty Hanson & Co. Limited
  Times Place, 45 Pall Mall,
  London SW1Y 5JG, England
Doughty Hanson & Co. Limited(3).............................    800,000        82.5%
  Times Place, 45 Pall Mall,
  London SW1Y 5JG, England

---------------

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

(2) Class A Common Stock

(3) Consists only of shares of Knowles owned by Key Acquisition, L.L.C., the majority of whose membership interests are held by limited partnerships for which Doughty Hanson acts as general partner.

                 SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

                                                                        AMOUNT
                                                                     BENEFICIALLY   PERCENT
NAME OF BENEFICIAL OWNER                          TITLE OF CLASS        OWNED       OF CLASS
------------------------                        ------------------   ------------   --------
James E. Knowles..............................  Class A Common           9,947        1.0
                                                Series A Preferred       2,045        0.2
Kenneth John Terry............................  --                          --         --
Kevin Luzak...................................  --                          --         --
John J. Zei...................................  Class A Common          16,667        1.7
James H. Moyle................................  --                          --         --
Louis T. Morabito.............................  Class A Common           5,000        0.5
Patrick W. Cavanagh...........................  Class A Common          10,000        1.0
Peter H. Stevens Jr. .........................  Class A Common           3,333        0.3
Stephen D. Petersen...........................  Class A Common           3,333        0.3
Combined holdings of directors and executive
  officers as a group.........................  Class A Common          70,780        5.0
                                                Series A Preferred       2,045        0.2

                      EQUITY COMPENSATION PLAN INFORMATION

     The Company implemented the 2001 Stock Option Plan (Option Plan) during 2001, and authorized 375,000 options. Eligibility for the Option Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only from and after an initial public offering (IPO) at a price per share equal to eighty percent of the price per share which the underwriters pay for the stock in connection with an initial public offering. Options are exercisable for fifty percent (50%) of the shares on the second anniversary of the grant, and for one hundred percent (100%) of the shares after the third anniversary of the grant. Options expire ten years from the date of the grant.

                                              NUMBER OF SECURITIES                           NUMBER OF
                                               TO BE ISSUED UPON                        SECURITIES REMAINING
                                                  EXERCISE OF        WEIGHTED AVERAGE   AVAILABLE FOR FUTURE
                                              OUTSTANDING OPTIONS     EXERCISE PRICE          ISSUANCE
                                              --------------------   ----------------   --------------------
Equity compensation plans not approved by
  securities holders........................        337,689                 (a)                37,311
                                                    -------                ---                 ------

---------------

(a) The weighted average exercise price is based on an IPO transaction and is not determinable.

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

STOCKHOLDERS' AND REGISTRATION RIGHTS AGREEMENTS

     In connection with the Recapitalization, Knowles and the holders of its common stock, including Key Acquisition and certain members of management, entered into a stockholders' agreement dated as of June 30, 1999 (the "Stockholders' Agreement") and a registration rights agreement dated as of June 30, 1999 (the "Registration Rights Agreement"). Among other things, the Stockholders' Agreement and Registration Rights Agreement (i) impose certain restrictions on the transfer of shares of common stock by such holders and (ii) give such holders registration rights under certain circumstances. We will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement. Directors and executives of the company to date have purchased 69,167 shares of common stock which are subject to the Stockholders' Agreement and Registration Rights Agreement.

LOAN TO JOHN J. ZEI

     In connection with the commencement of his employment, Knowles agreed to loan Mr. Zei $300,000 to purchase Knowles' common stock at fair market value. As of December 31, 2002, the Company awarded Mr. Zei a bonus to retire the note and to pay interest and taxes totaling $275,000. (see the description of these items under "Employment Arrangements").

LOAN TO JAMES F. BRACE

     Knowles had loaned $50,000 to Mr. Brace, due on or before May 31, 2002, which was repaid. Knowles had also loaned $125,000 to Mr. Brace to purchase Knowles common stock at fair market value. Mr. Brace resigned effective September 1, 2002 and will receive his base salary and benefit continuation through May 31, 2003. The Company repurchased $200,000 of common stock for the price paid and exchanged the Note Receivable for the $125,000 of common stock purchased with the loan.

LOAN TO PETER H. STEVENS, JR.

     In connection with the commencement of his employment, Knowles agreed to loan Mr. Stevens up to $400,000 for a real estate bridge loan. The bridge loan was repaid in full.

LOAN FROM KEY ACQUISITION LLC

     The Company issued a $10 million Note to an affiliate of Doughty Hanson under a Note Purchase Agreement dated August 28, 2002. The Note is a general unsecured obligation of the Company, ranks subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Senior Subordinated Notes due 2009.

LOAN TO JAMES H. MOYLE

     In connection with his relocation, the Company provided a bridge loan to Mr. Moyle of $900,000 in January 2003 which was repaid in one week.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures:

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this Report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of the Company's management, including, John J. Zei, our Chief Executive Officer, and James H. Moyle, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

     (b) Changes in internal controls:

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation date.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     PAGE
                                                                     ----
a) 1.  Financial Statements --

       Consolidated balance sheets -- December 31, 2002 and 2001...   40
       Consolidated statements of operations for each of the three
       years in the period ended December 31, 2002.................   41
       Consolidated statements of stockholders' equity for each of
       the three years in the period ended December 31, 2002.......   42
       Consolidated statements of cash flows for each of the three
       years in the period ended December 31, 2002.................   43
       Notes to consolidated financial statements..................   44
   2.  Schedules

       The following consolidated financial schedule of Knowles
       Electronics Holdings, Inc. is included in response to Item
       15(a.)

       II -- Valuation and Qualifying Accounts.....................   74

       All other schedules under Regulation S-X for Knowles
       Electronics Holdings, Inc. have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.

       Signatures..................................................   75

       Certifications..............................................   76
   3.  Index to Exhibits...........................................   78
b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the three months ended December 31, 2002

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                                                           ADDITIONS
                                                     ---------------------
                                                     CHARGE TO   CHARGE TO
                                        BALANCE AT     COSTS       OTHER                       BALANCE AT
                                        BEGINNING       AND      ACCOUNTS     DEDUCTIONS --      END OF
                                        OF PERIOD    EXPENSES    DESCRIBE       DESCRIBE         PERIOD
                                        ----------   ---------   ---------    -------------    ----------
Year ended December 31, 2002
  Reserves and allowances deducted
     from asset accounts:
  Allowance for doubtful accounts.....   $ 1,095      $  186       $ 63(1)       $  246(2)      $ 1,098
  Allowance for obsolete inventory....    10,051       2,989        296(1)        5,642(3)        7,694
Year ended December 31, 2001
  Reserves and allowances deducted
     from asset accounts:
  Allowance for doubtful accounts.....     1,675          29                        609(4)        1,095
  Allowance for obsolete inventory....     8,167       3,976                      2,092(5)       10,051
Year ended December 31, 2000
  Reserves and allowances deducted
     from asset accounts:
  Allowance for doubtful accounts.....     1,200         542                         67(6)        1,675
  Allowance for obsolete inventory....    12,111       2,910                      6,854(7)        8,167

---------------

(1) Foreign currency translation loss.

(2) Uncollectible accounts written off.

(3) Disposal of obsolete inventory.

(4) Uncollectible accounts written off, payments received of $120 and foreign currency gain of $11.

(5) Disposal of obsolete inventory and foreign currency gain of $135.

(6) Uncollectible accounts written off.

(7) Disposal of obsolete inventory and foreign currency gain of $293.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          KNOWLES ELECTRONICS HOLDINGS, INC.
                                          (Registrant)

                                          By:        /s/ JOHN J. ZEI
                                            ------------------------------------
                                                        John J. Zei
                                               President and Chief Executive
                                                           Officer

Dated: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
                 /s/ JOHN J. ZEI                       President and Chief Executive      March 31, 2003
 ------------------------------------------------         Officer Class B Director
                   John J. Zei


                /s/ JAMES H. MOYLE                           Vice President and           March 31, 2003
 ------------------------------------------------         Chief Financial Officer
                  James H. Moyle


              /s/ KENNETH JOHN TERRY                          Class A Director            March 31, 2003
 ------------------------------------------------
                Kenneth John Terry


                 /s/ KEVIN LUZAK                              Class A Director            March 31, 2003
 ------------------------------------------------
                   Kevin Luzak


             /s/ STEPHEN D. PETERSEN                     Vice President Finance and       March 31, 2003
    -----------------------------------------                    Secretary
               Stephen D. Petersen

                                 CERTIFICATION

I, John J. Zei, certify that:

     1. I have reviewed this annual report on Form 10-K of Knowles Electronics Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          By: /s/ JOHN J. ZEI
                                            John J. Zei
                                            President and Chief Executive
                                              Officer

                                 CERTIFICATION

I, James H. Moyle, certify that:

     1. I have reviewed this annual report on Form 10-K of Knowles Electronics Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          By: /s/ JAMES H. MOYLE
                                            James H. Moyle
                                            Vice President and Chief Financial
                                              Officer

                                 EXHIBIT INDEX

 2.1    --    Recapitalization Agreement dated as of June 23, 1999, among
              Key Acquisition, L.L.C., Knowles Electronics Holdings, Inc.
              and the Stockholders (incorporated by reference to Exhibit
              2.1 to Registration Statement No. 333-40076)
 2.2    --    Contribution Agreement dated August 30, 1999, between
              Knowles Electronics Holdings, Inc. and Knowles Electronics,
              LLC (incorporated by reference to Exhibit 2.2 to
              Registration Statement No. 393-40076)
 3.1    --    Second Amended and Restated Certificate of Incorporation of
              Knowles Electronics, Inc. (incorporated by reference to
              Exhibit 3.1 to Registration Statement No. 333-40076)
 3.2    --    Certificate of Amendment to Second Amended and Restated
              Certificate of Incorporation of Knowles Electronics, Inc.
              changing its name to Knowles Electronics Holdings, Inc.
              (incorporated by reference to Exhibit 3.2 to Registration
              Statement No. 333-40076)
 3.3    --    Certificate of Incorporation of Knowles Intermediate
              Holding, Inc. (incorporated by reference to Exhibit 3.3 to
              Registration Statement No. 333-40076)
 3.4    --    Certificate of Incorporation of Emkay Associates, Inc.
              (incorporated by reference to Exhibit 3.4 to Registration
              Statement No. 333-40076)
 3.5    --    Certificate of Amendment of Certificate of Incorporation of
              Emkay Associates, Inc. changing its name to Emkay Innovative
              Products, Inc. (incorporated by reference to Exhibit 3.5 to
              Registration Statement No. 333-40076)
 3.6    --    Certificate of Incorporation of Knowles Manufacturing Ltd.
              (incorporated by reference to Exhibit 3.6 to Registration
              Statement No. 333-40076)
 3.7    --    Certificate of Incorporation of Synchro-Start Products, Inc.
              (incorporated by reference to Exhibit 3.7 to Registration
              Statement No. 333-40076)
 3.8    --    Certificate of Formation of Knowles Electronics, LLC
              (incorporated by reference to Exhibit 3.8 to Registration
              Statement No. 333-40076)
 3.9    --    Amended and Restated By-laws of Knowles Electronics
              Holdings, Inc. (incorporated by reference to Exhibit 3.9 to
              Registration Statement No. 333-40076)
 3.10   --    By-laws of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement No.
              333-40076)
 3.11   --    By-laws of Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement No.
              333-40076)
 3.12   --    By-laws of Knowles Manufacturing Ltd. (incorporated by
              reference to Exhibit 3.12 to Registration Statement No.
              333-40076)
 3.13   --    By-laws of Synchro-Start Products, Inc. (incorporated by
              reference to Exhibit 3.13 to Registration Statement No.
              333-40076)
 3.14   --    Limited Liability Company Agreement of Knowles Electronics,
              LLC, and an amendment dated as of March 14, 2000 thereto
              (incorporated by reference to Exhibit 3.14 to Registration
              Statement No. 333-40076)
 4.1    --    Indenture, dated as of October 1, 1999, among Knowles
              Electronics Holdings, Inc., the Subsidiary Guarantors and
              The Bank of New York, as trustee, relating to the 13 1/8%
              Senior Subordinated Notes due 2009 (incorporated by
              reference to Exhibit 4.1 to Registration Statement No.
              333-40076)
 4.2    --    Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles
              Electronics Holdings, Inc. (the "Initial Note") (included as
              Exhibit A to the Indenture filed as Exhibit 4.1)
              (incorporated by reference to Exhibit 4.2 to Registration
              Statement No. 333-40076)
 4.3    --    Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles
              Electronics Holdings, Inc. (the "Exchange Note") (included as Exhibit A to the Indenture filed as Exhibit 4.1)
              (incorporated by reference to Exhibit 4.3 to Registration
              Statement No. 333-40076)
 4.4    --    Registration Rights Agreement, dated October 1, 1999,
              between Knowles Electronics Holdings, Inc., Morgan Stanley &
              Co. Incorporated and Chase Securities, Inc. (incorporated by reference to Exhibit 4.4 to Registration Statement No.
              333-40076)

 4.5    --    Note Purchase Agreement dated August 28, 2002 between
              Knowles Electronic Holdings, Inc., the Subsidiary Guarantors
              and Key Acquisition LLC, (incorporated by reference to
              Exhibit 4.5 to the Quarterly Report on Form 10-Q for the
              quarter ended September 30, 2002)
10.1    --    Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics
              Holdings, Inc., The Chase Manhattan Bank, as Administrative
              Agent, Morgan Stanley Senior Funding, Inc., as Syndication
              Agent and Chase Securities Inc., as Lead Arranger and Book
              Manager, and an amendment dated December 23, 1999 and an
              amendment dated April 10, 2000 thereto (incorporated by
              reference to Exhibit 10.1 to Registration Statement No.
              333-40076)
10.2    --    Parent Guarantee Agreement, dated as of June 30, 1999,
              between Knowles Electronics Holdings, Inc. and The Chase
              Manhattan Bank, as administrative agent (incorporated by
              reference to Exhibit 10.2 to Registration Statement No.
              333-40076)
10.3    --    Subsidiary Guarantee Agreement, dated as of June 30, 1999
              among Knowles Intermediate Holding, Inc., Emkay Innovative
              Products, Inc., Knowles Manufacturing Ltd., Synchro-Start
              Products, Inc., Knowles Electronics, LLC, the subsidiary
              guarantors of Knowles Electronics Holdings, Inc. that are
              signatories thereto, and The Chase Manhattan Bank, as
              administrative agent (incorporated by reference to Exhibit
              10.3 to Registration Statement No. 333-40076)
10.4    --    Security Agreement, dated as of June 30, 1999, among Knowles
              Intermediate Holding, Inc., Emkay Innovative Products, Inc.,
              Knowles Manufacturing Ltd., Synchro-Start Products, Inc.,
              Knowles Electronics, LLC, the subsidiary guarantors of
              Knowles Electronics Holdings, Inc. that are signatories
              thereto, and The Chase Manhattan Bank, as administrative
              agent (incorporated by reference to Exhibit 10.4 to
              Registration Statement No. 333-400076)
10.5    --    Pledge Agreement, dated as of June 30, 1999 among Knowles
              Electronics, Inc., the Subsidiary Pledgors and The Chase
              Manhattan Bank, as administrative agent (incorporated by
              reference to Exhibit 10.5 to Registration Statement No.
              333-40076)
10.6    --    Amended and Restated Employment Agreement, dated as of June
              21, 1993, between Knowles Electronics Holdings, Inc. and Reg
              G. Garratt (incorporated by reference to Exhibit 10.6 to
              Registration Statement No. 333-40076)
10.7    --    Employment Agreement between Knowles Electronics Holdings,
              Inc. and John J. Zei (incorporated by reference to Exhibit
              10.7 to Registration Statement No. 333-40076)
10.8    --    Employment Agreement, dated December 29, 1999, between
              Knowles Electronics Holdings, Inc. and James F. Brace
              (incorporated by reference to Exhibit 10.8 to Registration
              Statement No. 333-40076)
10.9    --    Executive Stock Purchase Agreement, dated as of April 28,
              2000, by and among Knowles Electronic Holdings, Inc., John
              J. Zei and Key Acquisition, L.L.C. (incorporated by
              reference to Exhibit 10.9 to Registration Statement No.
              333-40076)
10.10   --    Executive Stock Purchase Agreement, dated as of April 28,
              2000, by and among Knowles Electronics Holdings, Inc., James
              F. Brace and Key Acquisition, L.L.C. (incorporated by
              reference to Exhibit 10.10 to Registration Statement No.
              333-40076)
10.11   --    Executive Stock Purchase Agreement, dated as of June 30,
              1999, by and among Knowles Electronics Holdings, Inc.,
              Stephen D. Peterson and Key Acquisition, L.L.C.
              (incorporated by reference to Exhibit 10.11 to Registration
              Statement No. 333-40076)
10.12   --    Special Severance Commitment, dated as of September 9, 1998, between Knowles Electronics Holdings, Inc. and Bernard J.
              Smith (incorporated by reference to Exhibit 10.12 to
              Registration Statement No. 333-40076)
10.13   --    Change-in-Control Severance Pay Plan, dated as of September
              21, 1998, established by Knowles Electronics Holdings, Inc.
              (incorporated by reference to Exhibit 10.13 to Registration
              Statement No. 333-40076)
10.14   --    Management Incentive Plan of Knowles Electronics Holdings,
              Inc. for Calendar Year 1999 (incorporated by reference to
              Exhibit 10.14 to Registration Statement No. 333-40076)
10.15   --    Long Term Incentive Plan of Knowles Electronics Holdings,
              Inc. (incorporated by reference to Exhibit 10.15 to
              Registration Statement No. 333-40076)

..1610   --    Service Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and
              Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration
              Statement No. 333-40076)
10.17   --    Commission Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and
              Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Registration
              Statement No. 333-40076)
10.18   --    Stockholders Agreement dated as of June 30, 1999, among Knowles Electronics Holdings, Inc.,
              Key Acquisition, L.L.C., Management, the Vendor Group, Morgan Stanley Senior Funding, Inc.,
              Chase Securities, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit
              10.18 to Registration Statement No. 333-40076)
10.19   --    Registration Rights Agreement, dated as of June 20, 1999, among Knowles Electronics Holdings,
              Inc., Key Acquisition, L.L.C., Management, the Existing Holder Group, Morgan Stanley Senior
              Funding Inc., Chase Securities Inc. and The Chase Manhattan Bank (incorporated by reference to
              Exhibit 10.19 to Registration Statement No. 333-40076)
10.20   --    Amendment No. 3 dated as of December 12, 2001 to the Credit Agreement, dated as of June 28,
              1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999 and April 10, 2000, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as
              Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase
              Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit
              10.20 to Annual Report on Form 10-K for the year ended December 31, 2001)
10.21   --    Amendment No. 4 and Waiver dated as of May 10, 2002 to the Credit Agreement, dated as of June
              28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23,
              1999, April 10, 2000 and December 12, 2001, among Knowles Electronics Holdings, Inc., The
              Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as
              Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31,
              2001)
10.22   --    Investor Funding Agreement dated as of May 10, 2002 among Key Acquisition, LLC, a Delaware limited liability company, Knowles Electronics Holdings, Inc., a Delaware limited liability company, and JP Morgan Chase Bank, in its capacity as Administrative Agent for the lenders under the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21,
              1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative
              Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as
              Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2001)
10.23   --    Employment Agreement between Knowles Electronics Holdings, Inc. and James H. Moyle.
              (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.24   --    Limited Waiver and Fifth Amendment dated March 25, 2003 and entered into by and among Knowles
              Electronics Holdings, Inc. (f/k/a Knowles Electronics, Inc.), the financial institutions listed on the signature pages hereof, JPMorgan Chase Bank as agent for the lenders, and, for the purposes of Section 3.9 and Section 6 thereof, the subsidiaries of the Company party thereto.
12.1    --    Calculation of Ratio of Earnings to Fixed Charges
21.1    --    List of Subsidiaries
99.1    --    Certification pursuant to Section 906 of Sarbanes-Oxley Act
99.2    --    Certification pursuant to Section 906 of Sarbanes-Oxley Act