Form 10-Q
period 2003-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2003-05-14
CIK 1099373

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

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer(as
defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]     No  [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements Consolidated Statements of Operations
         for the three months ended March 31, 2003 and 2002..........     2
         Consolidated Balance Sheets as of March 31, 2003 and
         December 31, 2002...........................................     3
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003 and 2002...............................     4
         Notes to the Consolidated Financial Statements..............     5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    14
Item 3.  Qualitative and Quantitative Disclosures about Market
         Risk........................................................    19
Item 4.  Controls and Procedures.....................................    19

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings -- None
Item 2.  Changes in Securities and Use of Proceeds -- None
Item 3.  Defaults Upon Senior Securities -- None
Item 4.  Submission of Matters to a Vote of Security Holders -- None
Item 5.  Other Information -- None
Item 6.  Exhibits and Report on Form 8-K
         Signatures
         Certifications

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Net sales...................................................  $51,596    $51,006
Cost of sales...............................................   29,200     29,661
                                                              -------    -------
Gross margin................................................   22,396     21,345
Research and development expenses...........................    2,818      3,479
Selling and marketing expenses..............................    3,224      3,604
General and administrative expenses.........................    6,605      6,346
Restructuring expenses......................................       --         11
                                                              -------    -------
Operating income............................................    9,749      7,905
Other income (expense):
  Interest income...........................................       25          2
  Interest expense..........................................   (9,326)    (8,896)
                                                              -------    -------
Income (loss) before income taxes...........................      448       (989)
Income tax (benefit)........................................      394       (582)
                                                              -------    -------
Net income (loss)...........................................  $    54    $  (407)
                                                              =======    =======

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31      DECEMBER 31
                                                                  2003            2002
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
                                                               (UNAUDITED)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................       21,945      $  24,082
  Accounts receivable, net..................................       33,647         31,455
  Inventories, net..........................................       29,519         31,618
  Prepaid expenses and other................................        6,142          6,446
                                                                ---------      ---------
Total current assets........................................       91,253         93,601
Property, plant and equipment, at cost:
Land........................................................        3,722          3,719
Building and improvements...................................       23,895         23,694
Machinery and equipment.....................................       58,668         57,920
Furniture and fixtures......................................       28,372         28,076
Construction in progress....................................        5,851          4,866
                                                                ---------      ---------
     Subtotal...............................................      120,508        118,275
Accumulated depreciation....................................      (74,326)       (71,202)
                                                                ---------      ---------
     Net....................................................       46,182         47,073
Other assets, net...........................................        1,407          1,726
Deferred finance costs, net.................................        8,445          8,058
Deferred income taxes.......................................          185            159
                                                                ---------      ---------
Total assets................................................    $ 147,472      $ 150,617
                                                                =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  14,695      $  15,010
  Accrued compensation and employee benefits................        8,552          7,444
  Accrued interest payable..................................       11,916          7,253
  Accrued warranty and rebates..............................        6,096          8,790
  Accrued restructuring costs...............................          673          1,234
  Other liabilities.........................................        5,668          4,918
  Income taxes..............................................        6,527          7,124
  Short term debt...........................................        2,415          2,120
  Current portion of notes payable..........................        3,288         12,452
                                                                ---------      ---------
Total current liabilities...................................       59,830         66,345
Accrued pension liability...................................       13,059         12,566
Notes payable...............................................      331,366        328,908
Preferred stock mandatorily redeemable in 2019 including
  accumulating dividends....................................      264,703        258,547
Stockholders' equity (deficit):
  Common stock..............................................           --             --
  Capital in excess of par value............................       16,838         16,838
  Accumulated deficit.......................................     (531,853)      (525,752)
  Accumulated other comprehensive loss......................       (6,471)        (6,835)
                                                                ---------      ---------
Total stockholders' equity (deficit)........................     (521,486)      (515,749)
                                                                ---------      ---------
Total liabilities and stockholders' equity (deficit)........    $ 147,472      $ 150,617
                                                                =========      =========

                       KNOWLES ELECTRONICS HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................  $    54    $  (407)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................    2,776      3,489
  Restructuring costs.......................................       --         11
  Amortization and write-off of deferred financing fees and
     debt discount..........................................    1,271        729
  Inventory obsolescence provision..........................      641        767
  Deferred income taxes.....................................      (26)       (39)
  Stock compensation expense................................       --        200
  Change in assets and liabilities:
     Accounts receivable....................................   (1,954)    (1,949)
     Inventories............................................    1,621        971
     Other assets...........................................      666        297
     Accounts payable.......................................     (383)    (4,225)
     Accrued restructuring costs............................     (561)    (1,004)
     Accrued interest payable...............................    4,663      4,848
     Accrued compensation and benefits......................    1,033        775
     Other current liabilities..............................   (3,238)    (1,539)
     Other noncurrent liabilities...........................      493        250
     Income taxes payable...................................     (597)    (1,857)
                                                              -------    -------
Net cash provided by operating activities...................    6,459      1,317
INVESTING ACTIVITIES
Purchases of property, plant, and equipment, net............   (1,976)    (2,890)
                                                              -------    -------
Net cash used in investing activities.......................   (1,976)    (2,890)
FINANCING ACTIVITIES
Debt payments -- long term..................................  (41,704)        --
Debt proceeds -- long term..................................   35,000         --
Debt proceeds -- short term, net............................      234      6,292
Costs associated with debt..................................     (461)        (8)
Repurchase of common stock..................................       --       (200)
                                                              -------    -------
Net cash (used in) provided by financing activities.........   (6,931)     6,084
Effect of exchange rate changes on cash.....................      311        (92)
                                                              -------    -------
Net change in cash and cash equivalents.....................   (2,137)     4,419
Cash and cash equivalents at beginning of period............   24,082      2,446
                                                              -------    -------
Cash and cash equivalents at end of period..................  $21,945    $ 6,865
                                                              =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                            MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

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

     For the three months ended March 31, 2003 and 2002, total comprehensive income (loss) amounted to $418 and ($886), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company's foreign currency translation.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted SFAS No. 143 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities," which changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to re recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended March 31, 2003 do not necessarily indicate the results that may be expected for the full year ending December 31, 2003. For further information, refer to the Company's consolidated financial statements and notes thereto included in the Company's Form 10-K dated for the year ended December 31, 2002.

2. INVENTORY

     Inventories are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Raw materials & components..................................   $18,705      $19,896
Work in process.............................................     2,549        2,772
Finished goods..............................................    14,865       16,644
                                                               -------      -------
                                                                36,119       39,312
Less allowances for:
  Obsolescence and net realizable value.....................     6,600        7,694
                                                               -------      -------
                                                               $29,519      $31,618
                                                               =======      =======

3.  NOTES PAYABLE

     As part of the Recapitalization transaction, the Company entered into a Senior Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002 and March 25, 2003 with certain lenders ("Senior Credit Agreement"). The Company obtained a Limited Waiver and Amendment dated as of March 25, 2003 under which the remaining balance of the Term A Facility was repaid and replaced by a $35,000 Term C Facility due June 29, 2007 with a fixed interest rate of 18.50%. The Limited Waiver and Amendment waives the required interest coverage ratio and leverage ratio from the effective date of the Amendment through June 29, 2003 and amends these ratios for the remainder of the Credit Agreement. The Limited Waiver and Amendment also increased the Term B Facility interest rate and the Revolving Credit Facility interest rate by 0.5 percentage points, provided for additional interest to accrue on the B Facility at the rate of $420 per year (subject to reduction in the event of a prepayment of the B Facility) to be paid at the maturity of the facility (or in certain cases, at an earlier date) modified the Term B Facility installment payments, and reduced the Revolving Credit Facility to $15,000.

     The Senior Credit Agreement as amended consists of approximately $195,000 (effective March 31, 2003), which provides for revolving loans of $15,000 (Revolving Credit Facility) through June 30, 2006 (unless the Term B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Term B Facility of $145,000 (Term B Facility), which matures on June 29, 2007, and a Term C Facility of $35,000 (Term C Facility), which matures on June 29, 2007. The Revolving Credit facility bears interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0% (as amended March 25, 2003), or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3% as of March 31, 2003. The Term B Facility bears interest, at the Company's option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00% (as of March 31, 2003), or (2) Alternate Base Rate plus an initial margin of 4.00%. In addition, as of March 31, 2003, the B Facility will accrue additional interest at the rate of approximately $420 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

facility (or, in certain cases, at an earlier date). The Term C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company's option, payable in cash or increased principal. The percentage rate that is payable in cash increases 1.0 percentage point on March 31 of each year. At March 31, 2003, the weighted average interest rate was 6.25% for the Term B Facility and 18.5% for the Term C Facility.

     The balance under the Term A Facility, Term B Facility, Term C Facility, the 13 1/8% Senior Subordinated Notes ("13 1/8% Notes"), the 10% Senior Subordinated Notes ("10% Notes") and the long-term debt of our Austrian subsidiary is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Term A facility.............................................  $     --      $ 33,461
Term B facility.............................................   136,900       144,998
Term C Facility.............................................    35,000            --
13 1/8% Senior Subordinated Notes, net of discount..........   151,098       151,163
10% Senior Subordinated Notes...............................    10,000        10,000
Austrian subsidiary long term debt due September 2006.......     1,040         1,145
Austrian subsidiary long term debt due June 2006............       616           593
                                                              --------      --------
                                                               334,654       341,360
Less: Current portion.......................................     3,288        12,452
                                                              --------      --------
Total long-term notes payable...............................  $331,366      $328,908
                                                              ========      ========

     At March 31, 2003 short-term debt includes $2,415 drawn against a line of credit by our Austrian subsidiary.

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

     The Company's Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively "Subordinated Notes") are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufac-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

turing Ltd., and Synchro-Start Products, Inc. The following tables present summarized balance sheet information of the Company as of March 31, 2003 and December 31, 2002, summarized income statements for the three ended March 31, 2003 and 2002, and summarized cash flow information for the three months ended March 31, 2003 and 2002. The column labeled "Parent Company" represents the holding company for each of the Company's direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled "Non-guarantors" represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.'s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of March 31, 2003 and December 31, 2002, summarized income statement for the three ended March 31, 2003 and 2002, and summarized cash flow information for the three months ended March 31, 2003 and 2002 is as follows:

                                                              MARCH 31, 2003
                                   ---------------------------------------------------------------------
                                                                 NON-
                                    PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Cash.............................  $   2,930    $ 12,467       $  6,548       $      --      $  21,945
Accounts receivable..............         --      30,789         60,964         (58,106)        33,647
Inventories......................         --      11,165         18,354              --         29,519
Other current assets.............         --         818          5,324              --          6,142
Net property, plant and
  equipment......................         --      21,079         25,103              --         46,182
Investment in and advances to
  subsidiaries...................    101,347     266,675          1,324        (369,346)            --
Deferred finance costs, net......      8,445          --             --              --          8,445
Deferred income taxes............         --          --            185              --            185
Other non-current assets.........         --         793            614              --          1,407
                                   ---------    --------       --------       ---------      ---------
Total assets.....................  $ 112,722    $343,786       $118,416       $(427,452)     $ 147,472
                                   =========    ========       ========       =========      =========
Accounts payable.................  $      --    $ 28,417       $ 43,877       $ (57,599)     $  14,695
Accrued restructuring costs......         --         599             74              --            673
Advances from parent.............    142,228      58,732          4,302        (205,262)            --
Other current liabilities........     11,026      17,590         10,653            (510)        38,759
Short-term debt..................      2,815          --          2,888              --          5,703
Noncurrent liabilities...........         --      10,562          2,497              --         13,059
Notes payable....................    330,183          --          1,183              --        331,366
Preferred stock..................    264,703          --             --              --        264,703
Stockholders' equity (deficit)...   (638,233)    227,886         52,942        (164,081)      (521,486)
                                   ---------    --------       --------       ---------      ---------
Total liabilities and
  stockholders' equity
  (deficit)......................  $ 112,722    $343,786       $118,416       $(427,452)     $ 147,472
                                   =========    ========       ========       =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

                                                             DECEMBER 31, 2002
                                   ---------------------------------------------------------------------
                                                                 NON-
                                    PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
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
                                   =========    ========       ========       =========      =========

                                                     THREE MONTHS ENDED MARCH 31, 2003
                                   ---------------------------------------------------------------------
                                    PARENT     GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net Sales........................  $      --    $ 40,444       $ 45,562       $ (34,410)     $  51,596
Cost of sales....................         --      22,735         40,715         (34,250)        29,200
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      17,709          4,847            (160)        22,396
Selling, research and
  administrative expenses........         --       9,946          2,868            (167)        12,647
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --       7,763          1,979               7          9,749
Other income (expense):
  Interest income................         --         500              6            (481)            25
  Interest expense...............     (9,272)       (441)           (91)            478         (9,326)
  Dividend income................         --      29,020             --         (29,020)            --
                                   ---------    --------       --------       ---------      ---------
Income (loss) before taxes.......     (9,272)     36,842          1,894         (29,016)           448
Income taxes.....................         --         (42)          (352)             --           (394)
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $  (9,272)   $ 36,800       $  1,542       $ (29,016)     $      54
                                   =========    ========       ========       =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

                                                     THREE MONTHS ENDED MARCH 31, 2002
                                   ---------------------------------------------------------------------
                                                                 NON-
                                    PARENT     GUARANTORS     GUARANTORS     ELIMINATIONS   CONSOLIDATED
                                   ---------   ----------   --------------   ------------   ------------
Net Sales........................  $      --    $ 31,928       $ 46,318       $ (27,240)     $  51,006
Cost of sales....................         --      21,793         34,990         (27,122)        29,661
                                   ---------    --------       --------       ---------      ---------
Gross margin.....................         --      10,135         11,328            (118)        21,345
Selling, research and
  administrative expenses........         --       9,401          4,145            (117)        13,429
Restructuring expenses...........         --          --             11              --             11
                                   ---------    --------       --------       ---------      ---------
Operating income.................         --         734          7,172              (1)         7,905
Other income (expense):
  Interest income................         --         516            161            (675)             2
  Interest expense...............     (8,850)       (349)          (326)            629         (8,896)
  Dividend income................         --       4,642             --          (4,642)            --
                                   ---------    --------       --------       ---------      ---------
Income (loss) before taxes.......     (8,850)      5,543          7,007          (4,689)          (989)
Income taxes.....................         --       2,500         (1,918)             --            582
                                   ---------    --------       --------       ---------      ---------
Net income (loss)................  $  (8,850)   $  8,043       $  5,089       $  (4,689)     $    (407)
                                   =========    ========       ========       =========      =========

                                                      THREE MONTHS ENDED MARCH 31, 2003
                                     -------------------------------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     -------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities.............  $(4,599)   $28,432        $11,646         $(29,020)      $  6,459
Equity contributions into
  subsidiaries.....................       --     (4,020)            --            4,020             --
Purchases of property, plant and
  equipment, net...................       --     (1,361)          (615)              --         (1,976)
                                     -------    -------        -------         --------       --------
Net cash used in investing
  activities.......................       --     (5,381)          (615)           4,020         (1,976)
Debt payments -- long term.........  (41,559)        --           (145)              --        (41,704)
Debt proceeds -- long term.........   35,000         --             --               --         35,000
Debt proceeds (payments) -- short
  term, net........................       --                       234                             234
Intercompany loans.................    4,935     (3,188)        (1,747)              --             --
Costs associated with debt.........     (461)        --             --               --           (461)
Intercompany dividends.............       --    (15,000)       (14,020)          29,020             --
Equity contributions into
  subsidiaries.....................       --         --          4,020           (4,020)            --
                                     -------    -------        -------         --------       --------
Net cash provided by (used in)
  financing activities.............   (2,085)   (18,188)       (11,658)          25,000         (6,931)
Effect of exchange rate changes on
  cash.............................       --         --            311                             311
                                     -------    -------        -------         --------       --------
Net change in cash and cash
  equivalents......................   (6,684)     4,863           (316)              --         (2,137)
Cash and cash equivalents at
  beginning of period..............    9,614      7,604          6,864               --         24,082
                                     -------    -------        -------         --------       --------
Cash and cash equivalents at end of
  period...........................  $ 2,930    $12,467        $ 6,548         $     --       $ 21,945
                                     =======    =======        =======         ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

                                                   THREE MONTHS ENDED MARCH 31, 2002
                                               ------------------------------------------
                                     PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     -------   ----------   --------------   ------------   ------------
Net cash provided by (used in)
  operating activities.............  $(3,140)    $5,729         $3,370         $(4,642)        $1,317
                                     -------     ------         ------         -------         ------
Equity contributions into
  subsidiaries.....................       --       (774)            --             774             --
Purchases of property, plant and
  equipment, net...................       --     (1,685)        (1,205)             --         (2,890)
                                     -------     ------         ------         -------         ------
Net cash used in investing
  activities.......................       --     (2,459)        (1,205)            774         (2,890)
Debt proceeds (payments)...........    6,250         --             42              --          6,292
Common stock transactions..........     (200)        --             --              --           (200)
Intercompany loans.................      340       (957)           617              --             --
Costs associated with debt.........       (8)        --             --              --             (8)
Intercompany dividends.............       --     (2,321)        (2,321)          4,642             --
Equity contributions into
  subsidiaries.....................       --         --            774            (774)            --
                                     -------     ------         ------         -------         ------
Net cash provided by (used in)
  financing activities.............    6,382     (3,278)          (888)          3,868          6,084
Effect of exchange rate changes on
  cash.............................       --         --            (92)             --            (92)
                                     -------     ------         ------         -------         ------
Net change in cash and cash
  equivalents......................    3,242         (8)         1,185              --          4,419
Cash and cash equivalents at
  beginning of period..............        5         32          2,409              --          2,446
                                     -------     ------         ------         -------         ------
Cash and cash equivalents at end of
  period...........................  $ 3,247     $   24         $3,594         $    --         $6,865
                                     =======     ======         ======         =======         ======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

                                                                 ACOUSTIC AND
                                                   HEARING AID     INFRARED     AUTOMOTIVE
                                                   COMPONENTS     TECHNOLOGY    COMPONENTS    TOTAL
                                                   -----------   ------------   ----------   -------
Three months ended March 31, 2003
  Revenues from external customers...............    $32,338       $11,023       $ 8.235     $51,596
  Operating income...............................     12,059           458         1,252      13,769
Three months ended March 31, 2002
  Revenues from external customers...............    $31,801       $ 7,531       $11,674     $51,006
  Operating income (loss)........................     11,399          (899)          512      11,012

     The following is a reconciliation of segment operating income to the Company's consolidated totals:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Total operating income for reportable segments..............  $13,769    $11,012
Unallocated amount -- corporate overhead....................   (4,020)    (3,107)
                                                              -------    -------
Total consolidated operating income (loss)..................    9,749      7,905
Other expense...............................................   (9,301)    (8,894)
                                                              -------    -------
Income (loss) before income taxes...........................  $   448    $  (989)
                                                              -------    -------
Geographic Information
Revenues (based on billing location of product shipment)
  United States.............................................  $28,970    $26,552
  Germany...................................................       --      3,785
  United Kingdom............................................   12,117     13,229
  Other geographic areas....................................   10,509      7,440
                                                              -------    -------
                                                              $51,596    $51,006
                                                              =======    =======

5.  RESTRUCTURING EXPENSES

     The Company announced a major restructuring in March 2000 under which the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and Hungary. The following table presents the restructure costs and payments for the period.

                                                                                 ACCRUED
                                                              RESTRUCTURING   RESTRUCTURING
                                                                EXPENSES          COSTS
                                                              -------------   -------------
Balance December 31, 2002...................................                     $1,234
Employee severance and outplacement payments................         --            (561)
                                                                  -----          ------
Balance March 31, 2003......................................      $  --          $  673
                                                                  =====          ======

     The majority of the remaining liability balance is expected to be paid out in 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS) -- (CONTINUED)

6.  ACCRUED WARRANTY LIABILITY

     The Company provides an accrual for estimated future warranty costs at the time products are sold and periodically adjusts the accrual to reflect actual experience. The warranty on products sold generally extends from one to three years.

     Changes in the Company's accrual for warranty during the period are as follows:

                                                              MARCH 31,
                                                                2003
                                                              ---------
Balance, December 31, 2002..................................   $4,884
Settlements made during the period..........................     (802)
Provision for warranty liability for 2003 sales.............      302
Adjustments in estimates for pre-existing warranties........     (276)
                                                               ------
Balance, March 31, 2003.....................................   $4,108
                                                               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following table shows our net sales growth for the first quarter of 2003 and 2002 compared to the same periods of their respective prior years for each of our three operating segments.

                                                                     FIRST QUARTER
                                                              ---------------------------
                                                              2003 VS 2002   2002 VS 2001
                                                              ------------   ------------
KE..........................................................       1.7%         (1.3)%
Emkay.......................................................      46.4%         (6.4)%
Automotive Components.......................................     (29.4)%       (19.3)%
          Total.............................................       1.2%         (6.8)%

     Sales for the first quarter of 2003 increased 1% compared to the first quarter of 2002. The KE Division sales were up slightly in the first quarter with most of the increase due to changes in mix of products sold, offsetting lower unit volume. The Emkay Division sales increased 46% in the first quarter due to higher sales in the infrared and components businesses. The Automotive Components Group sales declined 29% for the quarter due to the sale of the Ruf business in November 2002. The SSPI portion of the Automotive Components segment increased by 8% in the quarter compared to the first quarter of 2002.

CONSOLIDATED RESULTS OF OPERATIONS

     The following table shows the principal line items from our consolidated income statements, as a percentage of our net sales, for the first quarter of 2003 and 2002.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
Net sales...................................................  100.0%   100.0%
Cost of sales...............................................   56.6%    58.2%
Research and development....................................    5.5%     6.8%
Sales and marketing expense.................................    6.2%     7.1%
General and administrative expense..........................   12.8%    12.4%
                                                              -----    -----
Income from operations......................................   18.9%    15.5%
EBITDA(1)...................................................   24.3%    22.4%

---------------

(1) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies. The difference between Income from Operations and EBITDA is depreciation and amortization of 5.4% and 6.9% for the quarters ended March 31, 2003 and 2002 respectively.

     Operating income and EBITDA, as a percentage of net sales were 18.9% and 24.3%, respectively, for the quarter ended March 31, 2003. Operating income and EBITDA, as a percentage of net sales, were 15.5% and 22.4%, respectively, for the quarter ended March 31, 2002. The higher operating income and EBITDA in the first quarter of 2003 compared to 2002 is due to improved results in all three operating segments, as discussed below.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

                                                                             PERCENT OF
                                                            NET SALES        TOTAL SALES
                                                         ---------------   ---------------
                                                          QUARTER ENDED     QUARTER ENDED
                                                            MARCH 31,         MARCH 31,
                                                         ---------------   ---------------
SEGMENT                                                   2003     2002     2003     2002
-------                                                  ------   ------   ------   ------
                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
KE.....................................................  $32.4    $31.8     62.7%    62.3%
Emkay..................................................   11.0      7.5     21.3%    14.8%
Automotive Components..................................    8.2     11.7     16.0%    22.9%
                                                         -----    -----    -----    -----
Total..................................................  $51.6    $51.0    100.0%   100.0%
                                                         =====    =====    =====    =====

     Consolidated sales increased $0.6 million or 1.2% in the first quarter 2003 compared to the same quarter of 2002. The Automotive Components Group sales declined in the first quarter due to the November, 2002 sale of the Ruf business. Excluding the impact of the Ruf sale, sales for the Automotive Components segments increased 8% in the first quarter. KE Group sales increased by 2% in the first quarter, due to a change in mix of product offsetting lower unit volume, and due to an increase in the Deltek controls businesses. The Emkay Group sales increased $3.5 million or 46 % in the first quarter of this year compared to the same quarter last year. The increase occurred in the Infrared controls business and in the Components business due to increased demand for transducers in medical and other communication applications.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

                                                                               PERCENT OF
                                                           COST OF SALES     SEGMENT SALES
                                                          ---------------   ----------------
                                                           QUARTER ENDED     QUARTER ENDED
                                                             MARCH 31,         MARCH 31,
                                                          ---------------   ----------------
SEGMENT                                                    2003     2002     2003      2002
-------                                                   ------   ------   ------    ------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
KE......................................................  $16.7    $16.7     51.6%     52.6%
Emkay...................................................    7.2      4.8     65.0%     63.2%
Automotive Components...................................    5.3      8.2     64.9%     69.9%
                                                          -----    -----
Total...................................................  $29.2    $29.7     56.6%     58.2%
                                                          =====    =====

     Consolidated cost of sales as a percent of sales decreased by 1.6 percentage points in the first quarter 2003 compared to the same period the prior year. The KE Group's cost of sales declined by 1.0 percentage points, primarily due to reduced costs. The Emkay Group's cost of sales increased by 1.8 percentage points, primarily due to the sales mix. The Automotive Components Group cost of sales declined by 5.0 percentage points, primarily due to the sale of Ruf in November 2002. Cost of sales as a percentage of sales in the first quarter of 2003 in the SSPI business was consistent with last year.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

                                                             OPERATING         PERCENT OF
                                                              INCOME         SEGMENT SALES
                                                          ---------------   ----------------
                                                           QUARTER ENDED     QUARTER ENDED
                                                             MARCH 31,         MARCH 31,
                                                          ---------------   ----------------
                                                           2003     2002     2003     2002
                                                          ------   ------   ------   -------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
KE......................................................  $12.1    $11.4     37.3%     35.8%
Emkay...................................................    0.4     (0.9)     4.2%    (11.9)%
Automotive Components...................................    1.2      0.5     15.2%      4.4%
Unallocated amount -- corporate overhead................   (4.0)    (3.1)
                                                          -----    -----
Total...................................................  $ 9.7    $ 7.9     18.9%     15.5%
                                                          =====    =====

     The improvement in operating income for the first quarter 2003 compared to the first quarter of 2002 is due to improved results in each of the segments. Increases in sales and margin rates improved the overall gross margin. SG&A expenses in the segments were comparable with the prior year. Corporate overhead increased $0.9 million, primarily due to costs associated with the Credit Agreement amendment in March, 2003.

     The KE Group operating income increased by $0.7 million due to slightly higher sales and improved gross margins.

     The Emkay Group operating income improved by $1.3 million due to improved sales and reduced research and development and general and administrative expenses more than offsetting a decline in the gross margin rates.

     The Automotive Components Group operating income increased by $0.7 million, primarily due to the absence of Ruf, which was sold in November 2002 and had an operating loss of $0.6 million in the first quarter of 2002.

     Unallocated corporate expenses increased by $0.9 million in the first quarter compared to the same quarter last year, primarily due to expenses associated with the Credit Agreement amendment in March 2003 and certain relocation expenses.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $9.3 million the first quarter of this year compared to $8.9 million the same quarter last year. The increase in interest expense is due to the write-off in the first quarter of 2003 of $1.1 million of deferred finance costs associated with the Term A Facility. Income tax expense was a $0.4 million expense in the first quarter of 2003 compared to $0.6 million benefit in the first quarter of 2002. We are providing tax consistent with the expected taxes in foreign locations.

     After interest expense and taxes, we reported net income of $0.1 million for the first quarter of 2003 compared to a net loss of $0.4 million for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically used available funds for capital expenditures, inventory, accounts receivable, interest and principal repayment. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these needs, including repayments of principal under our term loans of approximately $3.0 million annually in 2003 through 2005, and increasing amounts thereafter. We also will have substantial interest expense of approximately $35 to $40 million each year.

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

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a Credit Agreement in two facilities, a Term A Facility of $50 million and a Term B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002.

     The Company obtained a Limited Waiver and Amendment dated March 25, 2003 to the Credit Agreement. This amendment refinanced $31.7 million of the Credit Agreement, replacing the balance of the original Term A Facility with a Term C Facility and revised certain terms and conditions of the Credit Agreement. Under this Amendment, the Company received agreement from its lenders to waive compliance with the terms of certain ratios of EBITDA through June 29, 2003 and to revise the terms of such ratios thereafter. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA, divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     The required ratios as amended for future years ends are as follows:

                                                                         REQUIRED
                                                              REQUIRED   INTEREST
                                                              LEVERAGE   COVERAGE
                                                               RATIO      RATIO
                                                              --------   --------
December 31, 2003...........................................    6.5        1.35
December 31, 2004...........................................    6.0        1.45
December 31, 2005...........................................    5.5        1.55
December 31, 2006...........................................    5.0        1.65

     We expect to be able to comply with the required covenants. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company's financial condition, results of operations or liquidity.

     The Limited Waiver and Amendment substantially revises the term of the Credit Agreement. The interest rates were increased from 3.5 to 4 points above LIBOR for the Revolving Credit Facility. The interest rates for the Term B Facility were increased to 5 points above LIBOR. In addition, the agreement provides for additional interest to accrue to the B Facility at the rate of approximately $420,000 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or, in certain cases, at an earlier date). The refinancing provides for an interest rate on the Term C Facility that totals 18.5%, a portion of which is payable in cash on a monthly basis. The portion of interest that must be paid in cash on a monthly basis for the Term C Facility is 13% for the year ending March 2004, with the cash portion of interest increasing to 14% in the year ending March 2005 and by 1% per year thereafter. The remainder of the interest on the Term C Facility shall, at the option of the Company, be paid in cash or accrue and be added monthly to the outstanding principal balance of the C Facility and paid at maturity, scheduled for June, 2007. The Amendment also provided that interest on all revolving credit loans and loans under the Term B Facility be paid monthly.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Limited Waiver and Amendment dated March 25, 2003 reduced the Revolving Credit Facility to $15 million and increased the quarterly amortization of the Term B Facility to approximately $750,000 per quarter beginning June 30, 2003 through June 30, 2006, with the balance paid in four quarterly principal payments from September 30, 2006 to June 29, 2007. The Amendment also provides that in the event the B Facility is fully prepaid prior to June 30, 2006, the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The Term C Facility is payable in full on June 29, 2007. The agreement also calls for the Company to pay an upfront fee of approximately $350,000 to the Term B Facility lenders as well as certain fees to the Term C Facility lenders.

     Net cash provided by operating activities was $6.5 million in the first quarter of 2003 compared to a $1.3 million generation of cash by operating activities in the first quarter of 2002. Net income was a net profit of $0.1 million in the first quarter of this year compared to a net loss of $0.4 million the first quarter of last year. Non-cash charges for depreciation declined by $0.7 million in the first quarter compared to last year, primarily due to the sale of Ruf. The non-cash charge related to the amortization of deferred finance fees increased in the current year by $0.5 million due to the write-off of fees associated with the Term A Facility, which has been repaid. Accounts payable showed only a slight decline in the current year ($0.4 million) compared to the prior year when it declined $4.2 million. Inventory declined by $1.6 million in the first quarter of 2003 compared to a decline of $1.0 million in the prior year. Other current liabilities declined by $3.2 million in the current year compared to a decline of $1.5 million in the prior year, primarily due to a decrease in the accrual for warranty and rebates.

     Net cash used in investing activities was $2.0 million in the first quarter this year compared to $2.9 million the first quarter of last year. Investing activities for both years is primarily net purchases of property, plant and equipment.

     Net cash from financing activities was a use of $6.9 million in the first quarter of 2003 compared to a source of $6.1 million in the first quarter of 2002. The activity in 2003 is primarily due to the completion of the borrowing of the Term C Facility of $35 million, the payment of the $33.5 million of Term A Facility and the payment of $7.7 million of principal of Term B Facility associated with an excess cash calculation as of December, 2002.

     Because of the net cash used in financing and investing activities, the cash balances decreased in the first quarter of 2003 by $2.1 million. In the first quarter of 2002, the cash balance increased due to additional borrowing. Because of a significantly higher balance at the beginning of the year, our cash balance as of March 31, 2003 was $21.9 million, compared to $6.9 million at March 31 last year.

     We expect capital expenditures of $12 to $14 million in 2003. We expect our major capital expenditures in 2003 will be to support new product introductions for Emkay, for new production equipment for KE, and for new product introductions for SSPI. The amount and timing of actual capital expenditures may be different than our current expectations.

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

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar and the Euro. During the first quarter of 2003, approximately 84% of our revenue was denominated in U.S. dollars, approximately 13% of our revenue was denominated in Euros, and the balance was denominated in other foreign currencies including the British pound and the Japanese yen. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the first quarter of 2003, our operating income and margins were not significantly affected by the change in the Euro exchange rate. Some of our expenses are denominated in the local currencies of Austria, the United Kingdom, China, Japan, Malaysia and Taiwan, some of which are closely tied to the U.S. dollar and Euro. Our primary exposure longer term is the relation of the Euro to the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $1.4 million. We have estimated the fair value of the notes as of March 31, 2003 to be $107.2 million based on current market prices.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

                                                  /s/ JAMES H. MOYLE
                                          --------------------------------------
                                                      James H. Moyle
                                            Vice President and Chief Financial
                                                         Officer