Form 10-Q
period 2003-06-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2003-08-14
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-40076

Knowles Electronics Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2270096 (I.R.S. Employer Identification No.)

1151 Maplewood Drive Itasca, Illinois (Address of principal executive offices)	60143 (Zip Code)

Registrant’s telephone number, including area code:
(630) 250-5100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

		Page

PART I — Financial Information
Item 1	Financial Statements Consolidated Statements of Operations
	for the three and six months ended June 30, 2003 and 2002	3
	Consolidated Balance Sheets as of June 30, 2003 and
	December 31, 2002	4
	Consolidated Statements of Cash Flows for the six
	months ended June 30, 2003 and 2002	5
	Notes to the Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18
Item 3	Qualitative and Quantitative Disclosures about Market
	Risk	26
Item 4	Controls and Procedures	26
PART II — Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities - None
Item 4	Submission of Matters to a Vote of Security
	Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K	27
	Signatures
	Certifications

Part I — Financial Information

Knowles Electronics Holdings, Inc.

Consolidated Statements of Operations
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales	$38,906	$44,289	$76,410	$83,707
Cost of sales	18,928	23,146	37,874	44,935

Gross margin	19,978	21,143	38,536	38,772
Research and development expenses	2,880	3,394	5,170	6,407
Selling and marketing expenses	2,279	2,556	4,422	5,115
General and administrative expenses	4,840	6,253	10,527	11,798
Impairment of Ruf division assets held for sale	—	8,683	—	8,683
Restructuring expenses	—	601	—	601

Operating Income (loss)	9,979	(344)	18,417	6,168
Other income (expense):
Interest income	15	9	40	11
Interest expense	(9,680)	(8,782)	(18,955)	(17,633)

Income (loss) from continuing operations before income taxes	314	(9,117)	(498)	(11,454)
Income tax (benefit)	1,044	132	1,287	(569)

Loss from continuing operations after income taxes	(730)	(9,249)	(1,785)	(10,885)
Income from discontinued operations after income taxes:
Loss on anticipated sale of Infrared division	(8,833)	—	(8,833)	—
Gain on sale of Synchro-Start division	34,173	—	34,173	—
Income from discontinued operations	285	1,428	1,394	2,657

Income from discontinued operations after income taxes	25,625	1,428	26,734	2,657

Net income (loss)	$24,895	$(7,821)	$24,949	$(8,228)

Knowles Electronics Holdings, Inc.

Consolidated Balance Sheets
(unaudited)

		Restated
	June 30	December 31
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$17,153	$23,879
Accounts receivable, net	22,061	21,084
Inventories, net	16,214	19,620
Prepaid expenses and other	3,979	5,076
Assets of discontinued operations	9,169	33,490

Total current assets	68,576	103,149
Property, plant and equipment, at cost:
Land	2,787	2,787
Building and improvements	18,475	18,215
Machinery and equipment	44,996	44,740
Furniture and fixtures	23,699	23,421
Construction in progress	7,293	4,674

Subtotal	97,250	93,837
Accumulated depreciation	(58,751)	(55,073)

Net	38,499	38,764
Other assets, net	3,333	1,187
Deferred finance costs, net	7,562	8,058

Total assets	$117,970	$151,158

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,414	$10,861
Accrued compensation and employee benefits	3,964	4,602
Accrued interest payable	4,877	7,253
Accrued warranty and rebates	5,664	8,344
Accrued restructuring costs	329	1,197
Other liabilities	3,176	3,388
Income taxes	7,464	6,833
Deferred income taxes	502	541
Current portion of notes payable	2,250	11,996
Liabilities of discontinued operations	9,169	13,153

Total current liabilities	46,809	68,168
Accrued pension liability	13,439	12,566
Other noncurrent liabilities	84	—
Notes payable	288,698	327,626
Preferred stock mandatorily redeemable in 2019 including accumulating dividends	270,858	258,547
Stockholders’ equity (deficit):
Common stock	—	—
Capital in excess of par value	16,488	16,838
Accumulated deficit	(513,106)	(525,752)
Accumulated other comprehensive loss	(5,300)	(6,835)

Total stockholders’ equity (deficit)	(501,918)	(515,749)

Total liabilities and stockholders’ equity (deficit)	$117,970	$151,158

Knowles Electronics Holdings, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Six months ended June 30,
	2003	2002

	(in thousands)
Operating Activities
Net loss from continuing operations	$(1,785)	$(10,885)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,144	5,273
Impairment of assets held for sale	—	8,683
Restructuring costs	—	601
Amortization of deferred financing fees and debt discount	2,130	1,285
Inventory obsolescence provision	418	1,470
Deferred income taxes	(1,039)	(49)
Stock compensation expense	—	200
Loss on disposal of fixed assets	160	—
Change in assets and liabilities:
Accounts receivable	(977)	(3,856)
Inventories	2,988	4,392
Other assets	1,451	559
Accounts payable	(1,447)	(4,376)
Accrued restructuring costs	(868)	(1,586)
Accrued interest payable	(2,376)	(196)
Accrued compensation and benefits	(638)	(140)
Other current liabilities	(4,307)	(59)
Other noncurrent liabilities	555	473
Income taxes payable	631	(2,073)
Net cash provided by discontinued operating activities	3,823	4,912

Net cash provided by operating activities	2,863	4,628
Investing Activities
Proceeds from sale of Synchro-Start operations	45,786	—
Purchases of property, plant, and equipment, net	(4,443)	(5,165)

Net cash provided by (used in) investing activities	41,343	(5,165)
Financing Activities
Debt payments — long term	(83,802)	(2,250)
Debt proceeds — long term	35,000	—
Debt proceeds (payments) — short term, net	—	6,670
Costs associated with debt	(1,749)	(488)
Repurchase of common stock	(350)	(200)

Net cash provided by (used in) financing activities	(50,901)	3,732
Effect of exchange rate changes on cash	(31)	253

Net change in cash and cash equivalents	(6,726)	3,448
Cash and cash equivalents at beginning of period	23,879	2,283

Cash and cash equivalents at end of period	$17,153	$5,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)
June 30, 2003 and 2002
(unaudited)

1. Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended June 30, 2003 do not necessarily indicate the results that may be expected for the full year ending December 31, 2003. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2002.

     On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C. (the Investor), and the preexisting common stockholders’ of the Company. All of the membership interests of Key Acquisition LLC are held by limited partnerships for which Doughty Hanson & Co. Limited or its affiliates (“Doughty Hanson”) act as general partner. The recapitalization transaction (the Recapitalization) closed on June 30, 1999.

     The Recapitalization was treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company’s stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company’s assets and liabilities.

2. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January thru May operating results of the Synchro-Start business, the sale of which was completed May 30, 2003, and the gain on the Synchro-Start sale. Discontinued operations also includes the January thru June operating results of the Infrared business, the sale of which was completed July 29, 2003, and the anticipated loss on the sale. The assets and liabilities of these businesses have been summarized as current on a gross basis and reclassified for presentation on the balance sheet.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment, which has now been renamed Acoustic Technology.

     Operating results of the discontinued business for the three and six months ended June 30, 2003 and 2002, respectively, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Sales	$11,214	$13,944	$25,306	$25,532

Income (loss) from discontinued operations	$303	$1,585	$1,563	$2,933
Income tax expense	(18)	(157)	(169)	(276)

Income from discontinued operations, net of tax	$285	$1,428	$1,394	$2,657

Gain on disposal of Synchro-Start division	$35,173	$—	$35,173	$—
Income tax expense	(1,000)	—	(1,000)	—

Gain on disposal of Synchro-Start division, net of tax	$34,173	$—	$34,173	$—

Loss on disposal of Infrared division	$(8,833)	$—	$(8,833)	$—
Income tax benefit	—	—	—	—

Loss on disposal of Infrared division, net of tax	$(8,833)	$—	$(8,833)	$—

     The major classes of assets and liabilities for the discontinued operations at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002

Current assets	$9,169	$23,942
Net property, plant and equipment	—	8,309
Miscellaneous other assets	—	1,239

Assets of discontinued operations	$9,169	$33,490

Accounts payable and other current liabilities	$8,013	$11,871
Notes payable	1,156	1,282

Liabilities of discontinued assets	$9,169	$13,153

     The Company sold Synchro-Start for $49.7 million, which is subject to purchase price adjustments that are expected to be completed in the second half of 2003. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $35.2 million. The tax on the gain was $1.0 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

     The Company sold the Infrared business for $100 on July 29, 2003 and the buyer retained debt of $4.0 million. The Company recorded a pre-tax loss on the sale of $8.8 million. No tax benefit from the loss was recorded because the loss is netted against the gain on the Synchro-Start sale and the tax on that net gain is offset by the utilization of net operating loss carryforwards that had previously not been benefited.

     In November 2002, the Company sold its Ruf division, which was part of the Company’s Automotive Components reporting segment. In accordance with APB No. 30 Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Ruf business does not qualify as a discontinued operation and therefore, its results of operations and cash flows are included in the Company’s results of continuing operations and cash flows for all 2002 periods presented in this document.

3. Accumulated Other Comprehensive Income

     For the six months ended June 30, 2003 and 2002, total comprehensive income (loss) amounted to $26,427 and ($5,882), respectively. For the three months ended June 30, 2003 and 2002, total comprehensive income (loss) amounted to $26,012 and ($4,996), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company’s foreign currency translation.

4. New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. We adopted SFAS No. 143 as of January 1, 2003, and there was no material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities,” which changes the timing of the recognition of restructuring charges. Liabilities for restructuring costs will be required to be recognized when the liability is incurred rather than when we commit to the plan. SFAS No. 146 is effective for restructuring activity initiated after December 31, 2002. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the provisions of FIN No. 45 on January 1, 2003 for all new or amended guarantees subsequent to that date.

     In May 2003, the FASB issued SFAS No 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. The Company will adopt the provisions of SFAS 150 on January 1, 2004.

5. Inventory

     Inventories are as follows:

	June 30,	December 31,
	2003	2002

Raw material & components	$8,163	$10,269
Work in process	1,720	1,074
Finished goods	10,313	13,367

	20,196	24,710
Less allowances for:
Obsolescence and net realizable value	3,982	5,090

	$16,214	$19,620

6. Notes Payable

     As part of the Recapitalization transaction, the Company entered into a Senior Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002, March 25, 2003 and May 28, 2003 with certain lenders (“Senior Credit Agreement”). The Company obtained a Limited Waiver and Amendment dated as of March 25, 2003 under which the remaining balance of the Term A Facility was repaid and replaced by a $35,000 Term C Facility due June 29, 2007 with a fixed interest rate of 18.50%. The Limited Waiver and Amendment waives the required interest coverage ratio and leverage ratio from the effective date of the Amendment through June 29, 2003 and amends these ratios for the remainder of the Credit Agreement. The Limited Waiver and Amendment also increased the Term B Facility interest rate and the Revolving Credit Facility interest rate by 0.5 percentage points, modified the Term B Facility installment payments, and reduced the Revolving Credit Facility to $15,000.

     The Senior Credit Agreement as amended consists of approximately $195,000 (effective March 31, 2003), which provides for revolving loans of $15,000 (Revolving Credit Facility) through June 30, 2006 (unless the Term B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Term B Facility of $145,000 (Term B Facility), which matures on June 29, 2007, and a Term C Facility of $35,000 (Term C Facility), which matures on June 29, 2007. The Revolving Credit facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0% (as amended March 25, 2003), or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3% as of March 31, 2003. The Term B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00% (as of March 31, 2003), or (2) Alternate Base Rate plus an initial margin of 4.00%. The Term C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company’s option, payable in cash or increased principal. The percentage rate that is payable in cash increases 1.0 percentage point on March 31 of each year. At June 30, 2003, the weighted average interest rate was 6.25% for the Term B Facility and 18.5% for the Term C Facility.

     The Company obtained Amendment Number Six and Waiver, dated as of May 28, 2003, which approved the sale of the Synchro-Start division and Ruwido (infrared) division under certain conditions. The Synchro-Start division sale required minimum net proceeds from the sale of $42 million to be used to prepay Term B Facility loans, provided that $10 million of the principal repayment out of the net proceeds from the transaction would be applied to the subsequent scheduled repayments, and any payments in respect of excess cash flow, and the remaining net proceeds would reduce the remaining scheduled Term B repayments ratably. The sale of the Ruwido division would require a prepayment of not less than $1 million made up of the sum of the net proceeds received on the date of consummation plus the amount of any optional prepayments. The Amendment Number Six and Waiver also amended the definition of consolidated EBITDA to exclude up to $7.5 million of cash restructuring charges taken in 2003, 2004 and 2005 in connection with nonrecurring restructuring of overhead costs. The Company completed the sale of the Synchro-Start division May 30, 2003 and prepaid $42 million of Term B facility loans. An additional prepayment may be required depending on the final purchase price adjustment related to the Synchro-Start sale. The Company completed the sale of the Ruwido division July 29, 2003 and made the required $1 million prepayment.

     The balance under the Term A Facility, Term B Facility, Term C Facility, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	June 30,	December 31,
	2003	2002

Term A facility	$—	$33,461
Term B facility	94,901	144,998
Term C Facility	35,000	—
13 1/8% Senior Subordinated Notes, net of discount	151,047	151,163
10% Senior Subordinated Notes	10,000	10,000

	290,948	339,622
Less: Current portion	2,250	11,996

Total long-term notes payable	$288,698	$327,626

     Included in the liabilities of discontinued operations is the long-term debt of Ruwido, our Austrian subsidiary as follows:

	June 30,	December 31,
	2003	2002

Austrian subsidiary long-term debt due September 2006	$1,097	$1,145
Austrian subsidiary long-term debt due June 2006	559	593

	1,656	1,738
Less: Current portion	500	456

Total long-term notes payable	$1,156	$1,282

     At June 30, 2003 liabilities of discontinued operations includes short-term debt of $2,303 drawn against a line of credit by Ruwido, our Austrian subsidiary.

     The 13 1/8% Notes were issued in a private placement on October 1, 1999 and are due October 15, 2009 with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed 13 1/8% Notes for a like amount of identical 13 1/8% Notes registered with the Securities and Exchange Commission on October 20, 2000. The 13 1/8% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The 13 1/8% Notes are junior to all of the Company’s current and future indebtedness, except indebtedness which is expressly not senior to the 13 1/8% Notes.

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

     The Company’s Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of June 30, 2003, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of June 30, 2003 and December 31, 2002, summarized income statements for the three and six months ended June 30, 2003 and 2002, and summarized cash flow information for the six months ended June 30, 2003 and 2002. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of June 30, 2003 and December 31, 2002, summarized income statement for the three and six months ended June 30, 2003 and 2002, and summarized cash flow information for the six months ended June 30, 2003 and 2002 is as follows:

	June 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$5,128	$7,541	$4,484	$—	$17,153
Accounts receivable	—	26,938	65,034	(69,911)	22,061
Inventories	—	6,482	9,732	—	16,214
Assets of discontinued operations	—	—	9,169	—	9,169
Other current assets	—	642	3,337	—	3,979
Net property, plant and equipment	—	19,152	19,347	—	38,499
Investment in and advances to subsidiaries	101,347	337,937	3,375	(442,659)	—
Deferred finance costs, net	7,562	—	—	—	7,562
Other non-current assets	—	3,122	211	—	3,333

Total assets	$114,037	$401,814	$114,689	$(512,570)	$117,970

Accounts payable	$—	$34,282	$45,077	$(69,945)	$9,414
Accrued restructuring costs	—	235	94	—	329
Advances from parent	202,790	84,932	2,736	(290,458)	—
Liabilities of discontinued operations	—	—	9,169	—	9,169
Other current liabilities	3,987	16,483	5,177	—	25,647
Short-term debt	2,250	—	—	—	2,250
Noncurrent liabilities	—	10,931	2,592	—	13,523
Notes payable	288,698	—	—	—	288,698
Preferred stock	270,858	—	—	—	270,858
Stockholders’ equity (deficit)	(654,546)	254,951	49,844	(152,167)	(501,918)

Total liabilities and stockholders’ equity (deficit)	$114,037	$401,814	$114,689	$(512,570)	$117,970

	December 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$9,614	$7,578	$6,687	$—	$23,879
Accounts receivable	—	28,511	51,479	(58,906)	21,084
Inventories	—	8,120	11,500	—	19,620
Assets of discontinued operations	—	11,583	29,932	(8,025)	33,490
Other current assets	—	2,204	2,872	—	5,076
Net property, plant and equipment	—	19,377	19,387	—	38,764
Investment in and advances to subsidiaries	101,347	216,763	425	(318,535)	—
Deferred finance costs, net	8,058	—	—	—	8,058
Other non-current assets	—	996	191	—	1,187

Total assets	$119,019	$295,132	$122,473	$(385,466)	$151,158

Accounts payable	$—	$33,187	$29,506	$(51,832)	$10,861
Accrued restructuring costs	—	1,045	152	—	1,197
Advances from parent	137,293	16,026	2,650	155,969	—
Liabilities of discontinued operations	—	10,176	19,727	(16,750)	13,153
Other current liabilities	6,361	18,505	6,942	(847)	30,961
Short-term debt	11,996	—	—	—	11,996
Noncurrent liabilities	—	10,101	2,465	—	12,566
Notes payable	327,626	—	—	—	327,626
Preferred stock	258,547	—	—	—	258,547
Stockholders’ equity (deficit)	(622,804)	206,092	61,031	(160,068)	(515,749)

Total liabilities and stockholders’ equity (deficit)	$119,019	$295,132	$122,473	$(385,466)	$151,158

	Three Months Ended June 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$35,287	$43,508	$(39,889)	$38,906
Cost of sales	—	21,629	37,103	(39,804)	18,928

Gross margin	—	13,658	6,405	(85)	19,978
Selling, research and administrative expenses	—	8,390	1,733	(124)	9,999
Operating income	—	5,268	4,672	39	9,979
Other income (expense):
Interest income	—	31	3	(19)	15
Interest expense	(9,809)	72	(4)	61	(9,680)
Dividend income	—	6,211	—	(6,211)	—

Income (loss) from continuing operations before income taxes	(9,809)	11,582	4,671	(6,130)	314
Income taxes	—	(640)	(404)	—	(1,044)

Income (loss) from continuing operations after income taxes	(9,809)	10,942	4,267	(6,130)	(730)
Income from discontinued operations after income taxes	—	25,087	623	(85)	25,625

Net income (loss)	$(9,809)	$36,029	$4,890	$(6,215)	$24,895

	Three Months Ended June 30, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$29,786	$43,475	$(28,972)	$44,289
Cost of sales	—	16,989	34,996	(28,839)	23,146

Gross margin	—	12,797	8,479	(133)	21,143
Selling, research and administrative expenses	—	9,415	2,940	(152)	12,203
Impairment of assets held for sale	—	—	8,683	—	8,683
Restructuring activity	—	601	—	—	601

Operating income	—	2,781	(3,144)	19	(344)
Other income (expense):
Interest income	—	173	82	(246)	9
Interest expense	(8,781)	(387)	(255)	641	(8,782)
Dividend income	—	6,660	—	(6,660)	—

Income (loss) from continuing operations before income taxes	(8,781)	9,227	(3,317)	(6,246)	(9,117)
Income taxes	—	2,075	(2,207)	—	(132)

Income (loss) from continuing operations after income taxes	(8,781)	11,302	(5,524)	(6,246)	(9,249)
Income (loss) from discontinued operations after income taxes	—	1,014	767	(353)	1,428

Net income (loss)	$(8,781)	$12,316	$(4,757)	$(6,599)	$(7,821)

	Six Months Ended June 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$68,480	$80,082	$(72,152)	$76,410
Cost of sales	—	39,172	70,570	(71,868)	37,874

Gross margin	—	29,308	9,512	(284)	38,536
Selling, research and administrative expenses	—	17,030	3,380	(291)	20,119
Operating income	—	12,278	6,132	7	18,417
Other income (expense):
Interest income	—	90	9	(59)	40
Interest expense	(19,081)	(369)	(7)	502	(18,955)
Dividend income	—	35,231	—	(35,231)	—

Income (loss) from continuing operations before income taxes	(19,081)	47,230	6,134	(34,781)	(498)
Income taxes	—	(640)	(647)	—	(1,287)

Income (loss) from continuing operations after income taxes	(19,081)	46,590	5,487	(34,781)	(1,785)
Income from discontinued operations after income taxes	—	26,239	945	(450)	26,734

Net income (loss)	$(19,081)	$72,829	$6,432	$(35,231)	$24,949

	Six Months Ended June 30, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net sales	$—	$54,237	$83,154	$(53,684)	$83,707
Cost of sales	—	33,327	65,041	(53,433)	44,935

Gross margin	—	20,910	18,113	(251)	38,772
Selling, research and administrative expenses	—	17,526	6,063	(269)	23,320
Impairment of assets held for sale	—	—	8,683	—	8,683
Restructuring activity	—	601	—	—	601

Operating income	—	2,783	3,367	18	6,168
Other income (expense):
Interest income	—	340	243	(572)	11
Interest expense	(17,631)	(736)	(501)	1,235	(17,633)
Dividend income	—	11,302	—	(11,302)	—

Income (loss) from continuing operations before income taxes	(17,631)	13,689	3,109	(10,621)	(11,454)
Income taxes	—	4,575	(4,006)	—	569

Income (loss) from continuing operations after income taxes	(17,631)	18,264	(897)	(10,621)	(10,885)
Income (loss) from discontinued operations after income taxes	—	2,095	1,229	(667)	2,657

Net income (loss)	$(17,631)	$20,359	$332	$(11,288)	$(8,228)

	Six Months Ended June 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(17,286)	$19,613	$10,733	$(14,020)	$(960)
Net cash provided by discontinued activities	—	1,610	2,213	—	3,823

Net cash provided by (used in) operating activities	(17,286)	21,223	12,946	(14,020)	2,863
Equity contributions into subsidiaries	—	(4,185)	—	4,185	—
Proceeds from sales of Synchro-Start operations	—	45,786	—	—	45,786
Purchases of property, plant and equipment, net	—	(3,553)	(890)	—	(4,443)

Net cash used in investing activities	—	38,048	(890)	4,185	41,343
Debt payments — long-term	(83,559)	—	(243)	—	(83,802)
Debt proceeds — long-term	35,000	—	—	—	35,000
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	63,458	(59,308)	(4,150)	—	—
Costs associated with debt	(1,749)	—	—	—	(1,749)
Intercompany dividends	—	—	(14,020)	14,020	—
Equity contributions into subsidiaries	—	—	4,185	(4,185)	—

Net cash provided by (used in) financing activities	12,800	(59,308)	(14,228)	9,835	(50,901)
Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Net change in cash and cash equivalents	(4,486)	(37)	(2,203)	—	(6,726)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$5,128	$7,541	$4,484	$—	$17,153

	Six Months Ended June 30, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(16,527)	$21,150	$6,395	$(11,302)	$(284)
Net cash provided by discontinued activities	—	3,915	997	—	4,912

Net cash provided by (used in) operating activities	(16,527)	25,065	7,392	(11,302)	4,628
Equity contributions into subsidiaries	—	(46)	—	46	—
Purchases of property, plant and equipment, net	—	(3,053)	(2,112)	—	(5,165)

Net cash used in investing activities	—	(3,099)	(2,112)	46	(5,165)
Debt proceeds (payments)	4,000	—	420	—	4,420
Common stock transactions	(200)	—	—	—	(200)
Intercompany loans	15,635	(16,530)	895	—	—
Costs associated with debt	(488)	—	—	—	(488)
Intercompany dividends	—	(5,651)	(5,651)	11,302	—
Equity contributions into subsidiaries	—	—	46	(46)	—

Net cash provided by (used in) financing activities	18,947	(24,637)	(6,746)	16,168	3,732
Effect of exchange rate changes on cash	—	—	253	—	253

Net increase in cash and cash equivalents	2,420	(2,671)	(1,213)	4,912	3,448
Cash and cash equivalents at beginning of period	5	98	2,180	—	2,283

Cash and cash equivalents at end of period	$2,425	$(2,573)	$967	$4,912	$5,731

7. Segments and Geographical Information

     The Company’s continuing business consists of three operating segments: hearing aid components, acoustic technology, and automotive components. These three operating segments were determined based on the applications and markets for the Company’s products. The Synchro-Start division was sold May 30, 2003, and was part of the Company’s Automotive Components reporting segment. The two businesses that once made up this reporting segment have now been sold. The 2002 amounts for Automotive Components represent the Ruf business. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment, which has now been renamed Acoustic Technology. (see footnote 2. Discontinued Operations.)

     The hearing aid components operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market transducers and other components for hearing aids. The acoustic technology operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market products for high growth markets, including mobile communications and computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment). The automotive component operating segment has been sold.

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

	Hearing Aid	Acoustic	Automotive
	Components	Technology	Components	Total

Three months ended June 30, 2003
Revenues from external customers	$34,065	$4,841	$—	$38,906
Operating income	12,765	249	—	13,014
Three months ended June 30, 2002
Revenues from external customers	$34,609	$5,378	$4,302	$44,289
Operating income	12,596	(182)	(8,803)	3,611
Six months ended June 30, 2003
Revenues from external customers	$66,403	$10,007	$—	$76,410
Operating income	24,824	648	—	25,472
Six months ended June 30, 2002
Revenues from external customers	$66,410	$9,049	$8,248	$83,707
Operating income	23,995	(1,320)	(9,446)	13,229

     The following is a reconciliation of segment operating income to the Company’s consolidated totals:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total operating income for reportable segments	$13,014	$3,611	$25,472	$13,229
Unallocated amount — corporate overhead	(3,035)	(3,955)	(7,055)	(7,061)

Total consolidated operating income (loss)	9,979	(344)	18,417	6,168
Other expenses	(9,665)	(8,773)	(18,915)	(17,622)

Income (loss) from continuing operations before income taxes	$314	$(9,117)	$(498)	$(11,454)

Geographical Information (revenues based on the billing location of product shipped) United States	$21,099	$20,790	$43,412	$40,970
United Kingdom	13,866	13,974	24,790	26,056
Germany	—	4,235	—	8,020
Other geographical areas	3,941	5,290	8,208	8,661

	$38,906	$44,289	$76,410	$83,707

8. Restructuring Expenses

     The Company announced a major restructuring in March 2000 under which the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and Hungary. The following table presents the restructure costs and payments for the period.

	Six Months Ended June 30, 2003

		Accrued
	Restructuring	Restructuring
	Expense	Costs

Beginning Balance	$—	$1,197
Employee severance and outplacement payments	—	(868)

Ending Balance	$—	$329

     The majority of the remaining liability balance is expected to be paid out in 2003.

9. Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $250, is fully liable for claims totaling between $250 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

     The foregoing summary of the indemnities made by the Company in connection with the sale of the Synchro-Start business is qualified in its entirety by reference to the Stock Purchase Agreement Between and among Woodward Governor Company and Knowles Intermediate Holding, Inc. and Knowles Electronics Holdings, Inc. dated May 20, 2003 incorporated by reference to Exhibit 10.25 to Form 8-K filed with the Securities and Exchange Commission June 16, 2003.

     Ruwido (Infrared) Divestiture Indemnifications In connection with the sale of the Ruwido business, the Company has agreed to indemnify certain liabilities, losses or claims up to a total of $100. The Company believes that any claim would not have a material impact on the Company’s financial position.

     The foregoing summary of the indemnities made by the Company in connection with the sale of the Ruwido business is qualified in its entirety by reference to the Share Deal agreed by and between Knowles Intermediate Holding, Inc. and FM Electronics-Holding GmbH and WEHA Holding GmbH dated July 29, 2003 incorporated by reference to Exhibit 10.27, a copy of which has been attached as an exhibit to this Form 10-Q.

     Other Commitments and Contingencies The Company is involved in various lawsuits, claims, investigations and proceedings including patent and commercial matters that are in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

     Product Warranties The Company provides an accrual for estimated future warranty costs at the time products are sold and periodically adjusts the accrual to reflect actual experience. The warranty on products sold generally extends from one to three years.

     Changes in the Company’s accrual for warranty during the period are as follows:

Six Months Ended
June 30, 2003

Balance, December 31, 2002	$4,438
Settlements made during the period	(997)
Provision for warranty liability for 2003 sales	788
Adjustments in estimates for pre-existing warranties	(1,093)

Balance, June 30, 2003	$3,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company has been actively engaged during the last twelve months in a program to divest its non-core businesses and to focus on its core micro-acoustics businesses. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003 the Company completed the sale of its Synchro-Start division to Woodward Governor Company. In November 2002 the Company sold Ruf Electronics, a manufacturer of automotive sensors and controls. The financial statements for the period ending June 30, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under General Accepted Accounting principles (GAAP). Accordingly, the Synchro-Start and Ruwido businesses have been removed from the Company’s results of continuing operations and cash flows for all periods presented. The assets and liabilities of the discontinued operations have been summarized as current and shown gross for presentation on the balance sheet. The sale of Ruf is not accounted for as a discontinued operation under GAAP, but is included in the period up to its sale in November 2002 as a segment of continuing operations. The Company has reported its results in three segments — Knowles Electronics (KE) is the segment for all hearing health products, Knowles Acoustics (KA), formerly Emkay, is the segment for all acoustic related applications other than hearing health, and Ruf electronics.

     The following table shows the growth in our net sales from continuing operations for the second quarter and first six months of 2003 and 2002 compared to the same periods of their respective prior years:

	Second Quarter		First Six Months

	2003 vs 2002	2002 vs 2001	2003 vs 2002	2002 vs 2001

KE	(1.6)%	(1.5)%	0.0%	(1.4)%
KA	(10.0)%	22.7%	9.6%	11.0%
Ruf Electronics	(100.0)%	(0.6)%	(100.0)%	(15.6)%

Total	(12.2)%	1.1%	(8.7)%	(1.9)%

     Overall, sales from continuing operations were down in the second quarter compared to the same period last year. The biggest decrease was a result of the sale of Ruf business in November 2002. The KE and KA operations revenues dropped by 2.8% in the second quarter, primarily due to a drop in the phased-out Finished Goods portion of the KA business.

     Sales for the second quarter of 2003 decreased twelve percent compared to the second quarter of 2002. The KE Division sales were down two percent in the second quarter with most of the decline in the KE transducer business. KE transducer unit sales decreased by approximately five percent, partially offset by a change in mix and increased sales from the Deltek business. The KA Division sales decreased by ten percent in the second quarter after experiencing a high rate of growth in the first quarter. The decrease at KA from prior year in the second quarter was caused by the phase out in the Finished Goods portion of the business, partially offset by higher Component sales.

     Sales for the first six months of 2003 declined nine percent compared to the first six months of 2002. Revenues from KE and KA operations were up 1.2% in the six month period. The KE Division sales were even in the first six months with a decline in the core transducer business offset by an increase in Deltek controls business. KE transducer unit sales decreased approximately five percent, but the decrease was partially offset by a change in mix. The KA Division sales increased ten percent in the first six months with higher sales in the Components business in the first quarter due to higher demand for transducers in medical and other communication applications.

     The following table shows the principal line items from our consolidated statements of operations from continuing operations, as a percentage of our net sales, for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7%	52.2%	49.5%	53.7%
Research and development	7.4%	7.7%	6.8%	7.6%
Sales and marketing expense	5.9%	5.8%	5.8%	6.1%
General and administrative expense	12.4%	14.1%	13.8%	14.1%
Impairment of assets related to sale of RUF	0.0%	19.6%	0.0%	10.4%
Restructuring activity	0.0%	1.4%	0.0%	0.7%

Operating Income (Loss)	25.6%	(0.8)%	24.1%	7.4%
Net loss from continuing operations	(1.9)%	(20.9)%	(2.3)%	13.0%
EBITDA from continuing operations	30.6%	4.6%	29.5%	13.7%

“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. The Company is required to maintain certain ratios calculated using EBITDA under its Credit Agreement. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and is an important financial measure for our leaders. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

     The following is a reconciliation of EBITDA to income from continuing operations, after income taxes as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss from continuing operations	(1.9)%	(20.9)%	(2.3)%	(13.0)%
Less interest income	0.0%	0.0%	(0.1)%	0.0%
Plus interest expense	24.9%	19.8%	24.8%	21.1%
Plus income tax expense (less income tax benefit)	2.7%	0.3%	1.7%	(0.8)%
Plus depreciation	4.9%	5.4%	5.4%	6.4%

EBITDA from continuing operations	30.6%	4.6%	29.5%	13.7%

     Operating income from continuing operations as a percentage of net sales was 25.6% for the quarter ended June 30, 2003 compared to an operating loss of 0.8% in the quarter ended June 30, 2002. Included in the year earlier period was an asset impairment charge related to Ruf electronics of 19.6% of sales and restructuring charges of 1.4% of sales. Cost of sales as a percentage of revenue declined by 3.5 percentage points due to the sale of the low-margin Ruf business, a decrease in costs at KA created by improved product mix and a decrease in costs at KE created by reduced manufacturing and product costs. General and administrative costs declined due to lower Corporate administrative expenses. EBITDA was 30.6% in the quarter ending June 30, 2003 compared to 4.6% in the quarter ending June 30, 2002. The increase in EBITDA was caused by the impairment of assets related to the sale of Ruf that was included in the prior year, the lower cost of sales as a percentage of revenue and lower general and administrative expenses as a percentage of revenue.

     Operating income from continuing operations as a percentage of net sales was 24.1% for the six months ended June 30, 2003 compared to 7.4% for the six months ended June 30, 2002. Included in the year earlier results was an asset impairment charge related to Ruf electronics of 10.4% of sales and restructuring expenses of 0.7% of sales. Cost of sales as a percentage of revenue declined by 4.2 percentage points for the six months compared to the year earlier due to the sale of the low margin Ruf business and due to a decrease in the costs at KA created by improved product mix. EBITDA was 29.5% in the six months ended June 30, 2003 compared to 13.7% for the six months ended June 30, 2002. The increase in EBITDA was caused by the impairment of assets related to the sale of Ruf that was included in the prior year figure, the lower cost of sales percentage in the current year and the drop in research and development expenses as a percentage of revenue created primarily by the sale of Ruf.

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

			Percent of
	Net Sales		Total Sales

	Quarter Ended		Quarter Ended
	June 30,		June 30,

Segment	2003	2002	2003	2002

	(in millions, except percentages)
KE	$34.1	$34.6	87.7%	78.1%
KA	4.8	5.4	12.3%	12.2%
Ruf Electronics	—	4.3	0.0%	9.7%

Total	$38.9	$44.3	100.0%	100.0%

     Consolidated sales decreased $5.4 million or 12.2 percent in the second quarter 2003 compared to the same quarter of 2002, largely due to the sale of Ruf Electronics in November, 2002. KE Group sales declined $0.5 million or 1.4 percent compared to the second quarter of last year. The KE division sales decline reflects a drop in unit sales, partially offset by a change in mix of product and an increase in the sales of Deltek. The KA division sales decreased $0.6 million or 11.1 percent in the second quarter of this year compared to the same quarter last year. The decrease was caused by a decline in the sale of Finished Goods, which the company is de-emphasizing.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

			Percent of
	Cost of Sales		Segment Sales

	Quarter Ended		Quarter Ended
	June 30,		June 30,

Segment	2003	2002	2003	2002

		(millions, except percentages)
KE	$17.0	$17.7	49.9%	51.2%
KA	1.9	2.5	39.6%	46.3%
Ruf Electronics	—	2.9		67.4%

Total	$18.9	$23.1	48.7%	52.2%

     Consolidated cost of sales declined by 3.5 percentage points as a percent of sales in the second quarter 2003 compared to the same period the prior year. The decline in cost of sales as a percentage of revenue was primarily caused by the sale of Ruf Electronics, which had a cost of sales percentage that was significantly higher than KE or KA. The KE Group’s cost of sales declined by $0.7 million or 1.3 percentage points. The reduction in cost of sales was due to improved quality and a lower provision for obsolete inventory, partially offset by changes in pricing and mix within transducers. The KA Group’s cost of sales decreased by $0.6 million or 6.7 percentage points, primarily due to a favorable mix of products sold.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

			Percent of
	Operating Income		Segment Sales

	Quarter Ended		Quarter Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in millions, except percentages)
KE	$12.8	$12.6	37.5%	36.4%
KA	0.3	(0.1)	6.3%	(1.9)%
Ruf Electronics	—	(0.1)		(2.3)%
Unallocated amount — corporate overhead	(3.1)	(4.0)
Impairment of Assets held for Sale, Ruf	0.0	(8.7)

Total operating income (loss)	$10.0	$(0.3)	25.6%	(0.8)%

     Operating income improved by $10.3 million in the second quarter of 2003 compared to the same period in the prior year, primarily due to the inclusion in the prior year number of $8.7 million of losses associated with the impairment of the Ruf assets held for sale. KE operating income improved by $0.2 million despite lower sales due to improved margins and lower operating expenses. KA operating income increased by $0.4 million despite lower sales, due to improved margins and lower operating expenses.

     The sale of Ruf Automotive resulted in an increase in operating income in the second quarter of $8.8 million compared to the prior year due to last year’s $8.7 million impairment charge for the assets of Ruf combined with Ruf’s operating loss of $0.1 million.

     Unallocated corporate expenses decreased by $0.9 million in the second quarter compared to the same quarter last year, primarily due to the inclusion in last year of expenses associated with the recapitalization of bank debt.

     We had operating income of $10.0 million in the second quarter 2003 compared to an operating loss of $0.3 million the same quarter last year, primarily due to the inclusion in the prior year’s figures of the Ruf impairment charge of $8.7 million. We had improved operating results at KE and KA and reduced expenses in corporate general and administrative expenses.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $9.7 million the second quarter of this year compared to $8.8 million the same quarter last year. The increase in interest expenses is primarily due to the March 2003 recapitalization that resulted in $35 million of Term C facility that replaced an equal amount of Term A facility, at significantly higher interest rates.

     In the three-month period ending June 30, 2003 we recorded an income tax expense of $1.0 million, compared to an expense of $0.1 million in the second quarter last year due to additional provisions in the foreign subsidiaries.

     Income from discontinued operations in the second quarter ended June 30, 2003 of $25.6 million includes the gain realized on the sale of the Synchro Start business of $34.2 million, the $8.8 million charge associated with the sale of the Infrared business, the net profit earned by the Synchro Start business in the period from April 1, 2003 to the date of its sale of May 30, 2003, and the net loss earned by the Infrared business during the second quarter of 2003. The net income from discontinued operations in 2002 of $1.4 million represents the profit from operating the Synchro Start and Infrared businesses in the second quarter of the prior year.

     We reported net income of $24.9 million in the second quarter of 2003 compared to a net loss of $7.8 million the second quarter of the prior year. The $32.7 million change in net income from prior year is primarily due to the $34.2 million gain on the sale of Syncho Start that was realized in 2003 and the impairment of Ruf division assets in the prior year of $8.7 million, partially offset by the $8.8 million loss in the current year on the anticipated sale of Ruwido.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     The following table sets forth net sales by segment and segment net sales as a percent of total sales.

			Percent of
	Net Sales		Total Sales

	Six Months Ended		Six Months Ended
	June 30,		June 30,

Segment	2003	2002	2003	2002

	(in millions, except percentages)
KE	$66.4	$66.4	86.9%	79.3%
KA	10.0	9.1	13.1%	10.9%
Ruf electronics	—	8.2	—	9.8%

Total	$76.4	$83.7	100.0%	100.0%

     Consolidated sales declined $7.3 million or 8.7 percent the first six months 2003 compared to the same period of 2002 due to the sale of the Ruf Electronics business in November, 2002. The KA Group sales increased $0.9 million or 10 percent due to increases in the first quarter of 2003 in the sales of Components. KE sales were flat in the first six months compared to the first six months of 2002 despite a decrease in unit sales in the core business due to increases in Deltek and changes in mix of product sold.

     The following table sets forth cost of sales by segment and segment cost of sales as a percent of segment net sales.

			Percent of
	Cost of Sales		Segment Sales

	Six Months Ended		Six Months Ended
	June 30,		June 30,

Segment	2003	2002	2003	2002

	(in millions, except percentages)
KE	$33.7	$34.4	50.8%	51.8%
KA	4.2	4.4	42.0%	48.4%
Ruf Electronics	—	6.1	—	74.4%

Total	$37.9	$44.9	49.5%	53.7%

     Consolidated cost of sales decreased by $7.0 million, due to the sale of Ruf Electronics in November 2002, lower costs in the KE business and favorable mix in the KA business. The KE Group’s cost of sales decreased by $0.7 million or 1.0 percentage points, primarily due to improved quality. The KA Group cost of sales decreased by $0.2 million, or 6.4 percentage points, primarily due a favorable mix of products sold.

     The following table sets forth operating income by segment and segment operating income as a percentage of segment net sales.

			Percent of
	Operating Income		Segment Sales

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in millions, except percentages)
KE	$24.8	$24.0	37.3%	36.1%
KA	.7	(1.3)	7.0%	(14.3)%
Ruf Electronics	—	(0.7)	—	(8.5)%
Unallocated amount — corporate overhead	(7.1)	(7.1)
Impairment of assets related to sale of RUF	—	(8.7)

Total	$18.4	$6.2	24.1%	7.4%

     Operating income from continuing operations increased in the first six months of 2003 compared to the first six months of 2002 by $12.2 million, with $8.7 million of the improvement due to the asset impairment charge in the prior year, $0.7 million due to the inclusion of the loss incurred by Ruf in the 2002 results, and $2.8 million due to improved segment results.

     The KE Group operating income increased by $0.8 million for the six months ended June 30, 2003 compared to the prior year period primarily due to lower manufacturing expenses.

     The KA Group operating income improved by $2.0 million for the first six months ended June 30, 2003 due to higher first quarter sales of Components and lower expenses associated with Finished Goods.

     We had operating income of $18.4 million in the first six months 2003 compared to operating income of $6.2 million the same period last year, primarily as a result of inclusion in the 2002 figure of the Ruf impairment charge and the unfavorable Ruf operating results. We had improved operating results at KE and KA and reduced expenses in corporate general and administrative expenses.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $19.0 million the first six months this year compared to $17.6 million the same period last year. The increase in interest expense is due primarily to a write-off of prepaid fees in association with the Limited Waiver and Amendment of March 2003 and the higher interest rate on the $35 million in Term C facility that replaced the Term A facility as part of the Limited Waiver and Amendment.

     For the six months ended June 30, 2003 income taxes were an expense of $1.3 million compared to a $0.6 million benefit for the same period in 2002. The expense in the current year reflects tax provisions required by foreign subsidiaries.

     Net income from discontinued operations in the first six months of 2003 of $26.7 million includes the gain realized on the sale of the Synchro Start business of $34.2 million, the $8.8 million charge associated with the sale of the Infrared business and the net profit of $1.4 million earned by the Synchro Start and Infrared businesses in the first six months of 2002. The net income from discontinued operations in 2002 of $2.7 million represents the profit from operating the Synchro Start and Infrared businesses.

     We reported a net profit of $24.9 million in the first six months of this year compared to a net loss of $8.2 million for the same period last year. The increase of $33.1 million in net income is primarily due to the gain in 2003 on the sale of the Synchro Start Business of $34.2 million, the impairment of Ruf division assets in the prior year of $8.7 million and the improvement in KA operating income of $2.0 million, partially offset by the $8.8 million loss in 2003 on the anticipated sale of Infrared.

Liquidity and Capital Resources

     We have historically used available funds for capital expenditures, inventory, accounts receivable, interest and principal repayment. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these needs. We also will have substantial interest expense of approximately $33 to $38 million each year.

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

     The Company obtained a Limited Waiver and Amendment dated March 25, 2003 to the Credit Agreement. This amendment refinanced $31.7 million of the Credit Agreement, replacing the balance of the original Term A Facility with a $35 million Term C Facility and revised certain terms and conditions of the Credit Agreement. Under this Amendment, the Company received agreement from its lenders to waive compliance with the terms of certain ratios of EBITDA through June 29, 2003 and to revise the terms of such ratios thereafter. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA, divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     The required ratios as amended for future years ends are as follows:

		Required
	Required	Interest
	Leverage	Coverage
	Ratio	Ratio

December 31, 2003	6.5	1.35
December 31, 2004	6.0	1.45
December 31, 2005	5.5	1.55
December 31, 2006	5.0	1.65

     We expect to be able to comply with the required covenants. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

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

     The Limited Waiver and Amendment dated March 25, 2003 reduced the Revolving Credit Facility to $15 million and increased the quarterly amortization of the Term B Facility to approximately $750,000 per quarter beginning June 30, 2003 through June 30, 2006, with the balance paid in four quarterly principal payments from September 30, 2006 to June 29, 2007. Subsequent to the Limited Waiver of March 25, Amendment Number 6 was approved on May 28, 2003 which applied $10 million of the proceeds from the sale of Synchro Start to the nearest scheduled principal repayments, and to any prepayments required in respect to Excess Cash Flow.

     The Amendment dated March 25, 2003 also provides that in the event the B Facility is fully prepaid prior to June 30, 2006, the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The Term C Facility is payable in full on June 29, 2007.

     The Company was required to obtain approval of its lenders under its Credit Agreement in order to complete the sale of Synchro-Start in May 2003. The resulting Amendment Number Six and Waiver provided that $42 million of the proceeds from the sale be used as a principal repayment of the Term B facility and that $10 million of the principal repayment be applied to the subsequent scheduled repayments and any payments in respect of excess cash flow. An additional prepayment may be required depending on the final purchase price adjustment related to the Synchro-Start sale. Amendment Number Six also provided for $1 million of the proceeds from the sale of the Infrared business to be used to reduce the Term B Facility. This principal payment was made on July 30, 2003. In addition, Amendment Number Six provided for up to $7.5 million in future restructuring expenses to be added back to EBITDA for purposes of calculating compliance with the required leverage and interest coverage ratios.

     Net cash provided by operating activities was $2.9 million in the first six months of 2003 compared to $4.6 million generation of cash by operating activities in the first six months of 2002. The net loss from continuing operations was $1.8 million in the first six months of this year compared to a net loss of $10.9 million the same period last year. Non-cash charges for depreciation were $4.1 million in the first six months compared to $5.3 million last year. The decrease in depreciation was primarily due to the sale of Ruf in November 2002. Non-cash charges related to the amortization of deferred finance fees were $2.1 million in the first six months of 2003, which was an increase of $0.8 million over prior year due to the write-off of fees associated with the Term A Facility, which has been repaid.

Accounts receivable increased by $1.0 million in the first six months of 2003 compared to an increase of $3.9 million in 2002. Inventories declined in the first six months of 2003 by $3.0 million and decreased in the prior year by $4.4 million. Accounts payable showed declines in both the first six months of the current year ($1.4 million) and in the prior year ($4.4 million). Accrued interest payable declined by $2.4 million in the current year, reflecting the reduction in Term B debt outstanding and a change in the interest payment schedule on the Revolving Credit facility to monthly from quarterly. Other current liabilities declined by $4.3 million in the first six months of the current year compared to a decline of $0.1 million in the prior year, primarily due to a decrease in the accrual for warranty and rebates.

     Net cash provided by investing activities was $41.3 million in the first six months of this year compared to use of $5.2 million in the first six months of last year. The proceeds from the sale of Synchro Start in the current year were $45.8 million. The purchase of property, plant and equipment was $4.4 million in the first six months of 2003 compared to $5.2 million in the first six months of 2002.

     Net cash from financing activities was a use of $50.9 million in the first six months of 2003 compared to a source of $3.7 million in the first six months of 2002. The activity in 2003 includes the payment of $42 million in Term B principal associated with the sale of Synchro Start, payment of $33.5 million of Term A Facility associated with the Limited Waiver and Amendment of March, 2003 and $7.7 million payment of principal of Term B facility associated with an excess cash calculation as of December, 2002. Debt proceeds for the six months of 2003 of $35 million are a result of the borrowing under the Term C facility as part of the Refinancing of March 2003. Financing activities in the first six months of 2003 also included $1.7 million of expenses associated with issuing debt. Financing activities in 2002 were a source of cash of $3.7 million, primarily additional borrowing of short term debt of $6.7 million under the Credit agreement, partially offset by principal payments on long term debt $2.2 million.

     Because of the net cash used in financing activities, the cash balances decreased in the first six months of 2003 by $6.7 million. In the first six months of 2002, the cash balance increased due to additional borrowings. Because of a significantly higher balance at the beginning of the year, our cash balance as of June 30, 2003 was $17.2 million, compared to $5.7 million at June 30 last year.

     We expect capital expenditures of $10 to $13 million in 2003. We expect our major capital expenditures in 2003 will be to support new product introductions for KA and for new production equipment for KE. The amount and timing of actual capital expenditures may be different than our current expectations.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current plans and expectations as of the date of this document and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words “believe,” “expect,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements.

     Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; realization of costs, fees and net proceeds related to the sale of Synchro-Start; fluctuations in currency exchange rates and interest rates; implementation of new software systems; dependence on our largest customers and key suppliers; the competitive environment applicable to the Company’s operations; greater than expected expenses associated with the Company’s activities or personnel needs; changes in accounting assumptions; changes in customers’ business environments; regulatory, legislative and judicial developments, including environmental regulations; ability to generate sufficient liquidity to service debt obligations; and ability to maintain compliance with debt covenants.

     The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on the Company’s business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in foreign exchange rates and interest rates.

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the second quarter of 2003, in excess of 90% of our revenue was denominated in U.S. dollars, with balance denominated in other foreign currencies including the Japanese Yen and the British pound. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the second quarter of 2003, our operating income and margins were not significantly affected by changes in exchange rates. Some of our expenses are denominated in the local currencies of China, Malaysia, the United Kingdom, Japan and Taiwan, some of which are closely tied to the U.S. dollar. Our primary exposure longer term is the relation of the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The Term B Facility loans outstanding under the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under Term B Facility of the Credit Agreement would change our annual interest expense by $0.9 million. The Term C Facility loan outstanding under the Credit Agreement has a fixed interest rate. We have estimated the fair value of the Term C facility loan as of June 30, 2003 to have a market value equal to 100% of par. The Senior Subordinated notes have fixed rates of interest. We have estimated the fair value of the Notes as of June 30, 2003 to have a market value equal to 90% of par or $147 million as of June 30, 2003.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There was no change in the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

10.27	Share Deal agreed by and between Knowles Intermediate Holding, Inc. and FM Electronics-Holding GmbH and WEHA Holding GmbH dated July 29, 2003. Schedules and certain other attachments to the Share Deal have not been filed; upon request the registrant will furnish supplementally to the Securities and Exchange Commission a copy of any such omitted attachment.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     Reports on Form 8-K

     A report on Form 8-K was dated and submitted June 16, 2003 by Knowles Electronics Holdings, Inc. furnishing information pursuant to Item 2 with respect to the sale of its Synchro-Start division and pursuant to Item 7 pro-forma financial statements with respect to that sale.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.

	By	/s/ JAMES H. MOYLE James H. Moyle, Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)

Date: August 13, 2003