Form 10-Q
period 2003-09-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2003-11-12
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

		Page

PART I —	Financial Information
Item 1	Financial Statements Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes to the Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Qualitative and Quantitative Disclosures about Market Risk	27
Item 4	Controls and Procedures	27
PART II —	Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities — None
Item 4	Submission of Matters to a Vote of Security Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K	28
	Signatures	29
	Certifications

Part I — Financial Information

Knowles Electronics Holdings, Inc.

Consolidated Statements of Operations
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales	$34,660	$39,708	$111,070	$123,415
Cost of sales	17,482	21,619	55,357	66,557

Gross margin	17,178	18,089	55,713	56,858
Research and development expenses	2,539	2,461	7,708	8,868
Selling and marketing expenses	2,260	2,136	6,682	7,252
General and administrative expenses	4,343	4,554	14,870	16,351
Impairment of Ruf division assets held for sale	—	4,175	—	12,858
Restructuring expenses	—	955	—	1,556

Operating income	8,036	3,808	26,453	9,973
Other income (expense):
Interest income	23	25	63	35
Interest expense	(8,669)	(8,739)	(27,624)	(26,372)

Loss from continuing operations before income taxes	(610)	(4,906)	(1,108)	(16,364)
Income tax (benefit)	567	(2,133)	1,854	(2,703)

Loss from continuing operations after income taxes	(1,177)	(2,773)	(2,962)	(13,661)
Income (loss) from discontinued operations after income taxes:
Gain (loss) on sale of Infrared division	432	—	(8,402)	—
Gain on sale of Synchro-Start division	1,121	—	35,294	—
Income (loss) from discontinued operations	(462)	1,402	933	4,059

Income from discontinued operations after income taxes	1,091	1,402	27,825	4,059

Net income (loss)	$(86)	$(1,371)	$24,863	$(9,602)

Knowles Electronics Holdings, Inc.

Consolidated Balance Sheets
(unaudited)

		Restated
	September 30,	December 31
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$21,322	$23,879
Accounts receivable, net	19,220	21,084
Inventories, net	16,469	19,620
Prepaid expenses and other	5,076	5,076
Assets of discontinued operations	—	33,490

Total current assets	62,087	103,149
Property, plant and equipment, at cost:
Land	2,787	2,787
Building and improvements	18,710	18,215
Machinery and equipment	47,398	44,740
Furniture and fixtures	23,889	23,421
Construction in progress	5,302	4,674

Subtotal	98,086	93,837
Accumulated depreciation	(59,751)	(55,073)

Net	38,335	38,764
Other assets, net	3,336	1,187
Deferred finance costs, net	7,297	8,058

Total assets	$111,055	$151,158

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,017	$10,861
Accrued compensation and employee benefits	5,487	4,602
Accrued interest payable	10,149	7,253
Accrued warranty and rebates	4,361	8,344
Accrued restructuring costs	182	1,197
Other liabilities	2,837	3,388
Income taxes	6,732	6,833
Deferred income taxes	497	541
Current portion of notes payable	2,300	11,996
Liabilities of discontinued operations	—	13,153

Total current liabilities	40,562	68,168
Accrued pension liability	13,781	12,566
Other noncurrent liabilities	104	—
Notes payable	287,766	327,626
Preferred stock mandatorily redeemable in 2019 including accumulating dividends	277,630	258,547
Stockholders’ equity (deficit):
Common stock	—	—
Capital in excess of par value	16,488	16,838
Accumulated deficit	(519,972)	(525,752)
Accumulated other comprehensive loss	(5,304)	(6,835)

Total stockholders’ equity (deficit)	(508,788)	(515,749)

Total liabilities and stockholders’ equity (deficit)	$111,055	$151,158

Knowles Electronics Holdings, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2003	2002

	(in thousands)
Operating Activities
Net loss from continuing operations	$(2,962)	$(13,661)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,617	7,418
Impairment of assets held for sale	—	12,858
Restructuring costs	—	1,556
Amortization of deferred financing fees and debt discount	2,341	1,812
Inventory obsolescence provision	978	1,627
Deferred income taxes	(1,044)	(1,883)
Stock compensation expense	—	200
Loss on disposal of fixed assets	160	—
Change in assets and liabilities:
Accounts receivable	1,864	6,481
Inventories	2,173	6,039
Other assets	351	671
Accounts payable	(2,844)	(4,886)
Accrued restructuring costs	(1,015)	(2,551)
Accrued interest payable	3,068	4,832
Accrued compensation and benefits	885	20
Other current liabilities	(4,604)	(61)
Other noncurrent liabilities	917	706
Income taxes payable	(101)	(3,569)
Net cash provided by discontinued operating activities	3,633	6,987

Net cash provided by operating activities	9,417	24,596
Investing Activities
Proceeds from sales of businesses	45,722	—
Purchases of property, plant, and equipment, net	(5,752)	(7,105)

Net cash provided by (used in) investing activities	39,970	(7,105)
Financing Activities
Debt payments — long term	(84,802)	(6,750)
Debt proceeds — long term	35,000	10,000
Debt payments — short term, net	—	(1,534)
Costs associated with debt	(1,749)	(541)
Repurchase of common stock	(350)	(400)

Net cash provided by (used in) financing activities	(51,901)	775
Effect of exchange rate changes on cash	(43)	(476)

Net change in cash and cash equivalents	(2,557)	17,790
Cash and cash equivalents at beginning of period	23,879	2,130

Cash and cash equivalents at end of period	$21,322	$19,920

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

September 30, 2003 and 2002

(unaudited)

1. Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended September 30, 2003 do not necessarily indicate the results that may be expected for the full year ending December 31, 2003. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2002.

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

2. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January thru May operating results of the Synchro-Start business, the sale of which was completed May 30, 2003, and the gain on the Synchro-Start sale. Discontinued operations also includes the January thru July operating results of the Infrared business, the sale of which was completed July 29, 2003, and the loss on the sale. The assets and liabilities of these businesses have been summarized as current on a gross basis and reclassified for presentation on the December 31, 2002 balance sheet.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see footnote 7. Segments and Geographical Information.

     Operating results of the discontinued business for the three and nine months ended September 30, 2003 and 2002, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Sales	$1,207	$11,888	$26,513	$37,420

Income (loss) from discontinued operations	$(462)	$1,489	$1,102	$4,423
Income tax expense	—	(87)	(169)	(364)

Income (loss) from discontinued operations, net of tax	$(462)	$1,402	$933	$4,059

Gain on disposal of Synchro-Start division	$1,121	$—	$36,294	$—
Income tax expense	—	—	(1,000)	—

Gain on disposal of Synchro-Start division, net of tax	$1,121	$—	$35,294	$—

Gain (loss) on disposal of Infrared division	$432	$—	$(8,402)	$—
Income tax benefit	—	—	—	—

Gain (loss) on disposal of Infrared division, net of tax	$432	$—	$(8,402)	$—

     The major classes of assets and liabilities for the discontinued operations at December 31, 2002 were as follows:

December 31,
2002

Current assets	$23,942
Net property, plant and equipment	8,309
Miscellaneous other assets	1,239

Assets of discontinued operations	$33,490

Accounts payable and other current liabilities	$11,871
Notes payable	1,282

Liabilities of discontinued assets	$13,153

     The Company sold Synchro-Start for $49.7 million. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $1.0 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

     The Company sold the Infrared business for $100 on July 29, 2003 and the buyer assumed debt of $4.0 million. The Company recorded a pre-tax loss on the sale of $8.4 million. No tax benefit from the loss was recorded because the loss is netted against the gain on the Synchro-Start sale and the tax on that net gain is offset by the utilization of net operating loss carryforwards that had previously not been benefited.

     In November 2002, the Company sold its Ruf division, which was part of the Company’s Automotive Components reporting segment. In accordance with APB No. 30 Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Ruf business did not qualify as a discontinued operation and therefore, its results of operations and cash flows are included in the Company’s results of continuing operations and cash flows for all 2002 periods presented in this document.

3. Accumulated Other Comprehensive Income

     For the nine months ended September 30, 2003 and 2002, total comprehensive income (loss) amounted to $26,394 and ($7,273), respectively. For the three months ended September 30, 2003 and 2002, total comprehensive income (loss) amounted to ($90) and ($1,391), respectively. The difference between net income (loss) and comprehensive income (loss) is related primarily to the Company’s foreign currency translation.

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

5. Inventory

     Inventories are as follows:

	September 30,	December 31,
	2003	2002

Raw material & components	$9,029	$10,269
Work in process	1,753	1,074
Finished goods	10,319	13,367

	21,101	24,710
Less allowances for:
Obsolescence and net realizable value	4,632	5,090

	$16,469	$19,620

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

     The Senior Credit Agreement as amended consists of approximately $195,000 (effective March 31, 2003), which provides for revolving loans of $15,000 (Revolving Credit Facility) through June 30, 2006 (unless the Term B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Term B Facility of $145,000 (Term B Facility), which matures on June 29, 2007, and a Term C Facility of $35,000 (Term C Facility), which matures on June 29, 2007. The Revolving Credit facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The Term B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The Term C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company’s option, payable in cash or increased principal. The percentage rate that is payable in cash increases 1.0 percentage point on March 31 of each year. At September 30, 2003, the weighted average interest rate was 6.25% for the Term B Facility and 18.5% for the Term C Facility.

     The Company obtained Amendment Number Six and Waiver, dated as of May 28, 2003, which approved the sale of the Synchro-Start division and Ruwido (infrared) division under certain conditions. The Synchro-Start division sale required minimum net proceeds from the sale of $42 million to be used to prepay Term B Facility loans, provided that $10 million of the principal repayment out of the net proceeds from the transaction would be applied to the subsequent scheduled repayments, and any payments in respect of excess cash flow, and the remaining net proceeds would reduce the remaining scheduled Term B repayments ratably. The sale of the Ruwido division would require a prepayment of not less than $1 million made up of the sum of the net proceeds received on the date of consummation plus the amount of any optional prepayments. The Amendment Number Six and Waiver also amended the definition of consolidated EBITDA to exclude up to $7.5 million of cash restructuring charges taken in 2003, 2004 and 2005 in connection with restructuring of overhead costs. The Company completed the sale of the Synchro-Start division May 30, 2003 and prepaid $42 million of Term B facility loans. An additional prepayment of $2.3 million was made in November 2003 based on the final purchase price adjustment related to the Synchro-Start sale. The Company completed the sale of the Ruwido division July 29, 2003 and made the required $1 million principal prepayment.

     The balance under the Term A Facility, Term B Facility, Term C Facility, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	September 30,	December 31,
	2003	2002

Term A facility	$—	$33,461
Term B facility	93,900	144,998
Term C Facility	35,172	—
13 1/8% Senior Subordinated Notes, net of discount	150,994	151,163
10% Senior Subordinated Notes	10,000	10,000

	290,066	339,622
Less: Current portion	2,300	11,996

Total long-term notes payable	$287,766	$327,626

     Included in the liabilities of discontinued operations is the long-term debt of Ruwido, our Austrian subsidiary as follows:

	September 30,	December 31,
	2003	2002

Austrian subsidiary long-term debt due September 2006	$—	$1,145
Austrian subsidiary long-term debt due June 2006	—	593

	—	1,738
Less: Current portion	—	456

Total long-term notes payable	$—	$1,282

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

     The Company’s Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of September 30, 2003, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles

Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of September 30, 2003 and December 31, 2002, summarized income statements for the three and nine months ended September 30, 2003 and 2002, and summarized cash flow information for the nine months ended September 30, 2003 and 2002. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of September 30, 2003 and December 31, 2002, summarized income statement for the three and nine months ended September 30, 2003 and 2002, and summarized cash flow information for the nine months ended September 30, 2003 and 2002 is as follows:

	September 30, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$8,575	$8,057	$4,690	$—	$21,322
Accounts receivable	—	28,615	70,205	(79,600)	19,220
Inventories	—	5,566	10,903	—	16,469
Assets of discontinued operations	—	—	—	—	—
Other current assets	—	1,364	3,712	—	5,076
Net property, plant and equipment	—	18,942	19,393	—	38,335
Assets held for sale, net of impairment	—	—	—	—	—
Investment in and advances to subsidiaries	101,347	344,039	2,913	(448,299)	—
Deferred finance costs, net	7,297	—	—	—	7,297
Deferred income taxes	—	—	—	—	—
Other non-current assets	—	3,146	190	—	3,336

Total assets	$117,219	$409,729	$112,006	$(527,899)	$111,055

Accounts payable	$—	$38,468	$49,149	$(79,600)	$8,017
Accrued restructuring costs	—	67	115	—	182
Advances from parent	210,255	83,309	2,535	(296,099)	—
Liabilities of discontinued operations	—	—	—	—	—
Other current liabilities	9,259	15,309	5,495	—	30,063
Short-term debt	2,300	—	—	—	2,300
Noncurrent liabilities	—	11,218	2,667	—	13,885
Notes payable	287,766	—	—	—	287,766
Preferred stock	277,630	—	—	—	277,630
Stockholders’ equity (deficit)	(669,991)	261,358	52,045	(152,200)	(508,788)

Total liabilities and stockholders’ equity (deficit)	$117,219	$409,729	$112,006	$(527,899)	$111,055

	December 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$9,614	$7,578	$6,687	$—	$23,879
Accounts receivable	—	28,511	51,479	(58,906)	21,084
Inventories	—	8,120	11,500	—	19,620
Assets of discontinued operations	—	11,583	29,932	(8,025)	33,490
Other current assets	—	2,204	2,872	—	5,076
Net property, plant and equipment	—	19,377	19,387	—	38,764
Investment in and advances to subsidiaries	101,347	216,763	425	(318,535)	—
Deferred finance costs, net	8,058	—	—	—	8,058
Other non-current assets	—	996	191	—	1,187

Total assets	$119,019	$295,132	$122,473	$(385,466)	$151,158

Accounts payable	$—	$33,187	$29,506	$(51,832)	$10,861
Accrued restructuring costs	—	1,045	152	—	1,197
Advances from parent	137,293	16,026	2,650	155,969	—
Liabilities of discontinued operations	—	10,176	19,727	(16,750)	13,153
Other current liabilities	6,361	18,505	6,942	(847)	30,961
Short-term debt	11,996	—	—	—	11,996
Noncurrent liabilities	—	10,101	2,465	—	12,566
Notes payable	327,626	—	—	—	327,626
Preferred stock	258,547	—	—	—	258,547
Stockholders’ equity (deficit)	(622,804)	206,092	61,031	(160,068)	(515,749)

Total liabilities and stockholders’ equity (deficit)	$119,019	$295,132	$122,473	$(385,466)	$151,158

	Three Months Ended September 30, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net Sales	$—	$31,686	$38,641	$(35,667)	$34,660
Cost of sales	—	20,300	32,660	(35,478)	17,482

Gross margin	—	11,386	5,981	(189)	17,178
Selling, research and administrative expenses	—	7,570	1,735	(163)	9,142
Loss on sale of business	—	—	—	—	—
Restructuring activity	—	—	—	—	—

Operating income	—	3,816	4,246	(26)	8,036
Other income (expense):
Interest income	—	28	3	(8)	23
Interest expense	—	(8,674)	(60)	65	(8,669)
Dividend income	—	1,346	—	(1,346)	—

Income (loss) from continuing operations before income taxes	—	(3,484)	4,189	(1,315)	(610)
Income taxes	—	36	531	—	567

Income (loss) from continuing operations after income taxes	—	(3,520)	3,658	(1,315)	(1,177)
Income from discontinued operations after income taxes	—	1,402	(386)	75	1,091

Net income (loss)	$—	$(2,118)	$3,272	$(1,240)	$(86)

	Three Months Ended September 30, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net Sales	$—	$31,537	$39,165	$(30,994)	$39,708
Cost of sales	—	18,491	33,943	(30,815)	21,619

Gross margin	—	13,046	5,222	(179)	18,089
Selling, research and administrative expenses	—	6,255	3,079	(183)	9,151
Impairment of assets held for sale	—	—	4,175	—	4,175
Restructuring activity	—	(227)	1,182	—	955

Operating income	—	7,018	(3,214)	4	3,808
Other income (expense):
Interest income	—	1,354	141	(1,470)	25
Interest expense	(8,732)	(426)	(380)	799	(8,739)
Dividend income	—	577	—	(577)	—

Income (loss) from continuing operations before income taxes	(8,732)	8,523	(3,453)	(1,244)	(4,906)
Income taxes	—	(1,828)	(305)	—	(2,133)

Income (loss) from continuing operations after income taxes	(8,732)	10,351	(3,148)	(1,244)	(2,773)
Income from discontinued operations after income taxes	—	169	566	667	1,402

Net income (loss)	$(8,732)	$10,520	$(2,582)	$(577)	$(1,371)

	Nine Months Ended September 30, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net Sales	$—	$100,166	$118,723	$(107,819)	$111,070
Cost of sales	—	59,472	103,230	(107,345)	55,357

Gross margin	—	40,694	15,493	(474)	55,713
Selling, research and administrative expenses	—	24,600	5,115	(455)	29,260
Loss on sale of business	—	—	—	—	—
Restructuring activity	—	—	—	—	—

Operating income	—	16,094	10,378	(19)	26,453
Other income (expense):
Interest income	—	118	12	(67)	63
Interest expense	(19,081)	(9,043)	(67)	567	(27,624)
Dividend income	—	36,577	—	(36,577)	—

Income (loss) from continuing operations before income taxes	(19,081)	43,746	10,323	(36,096)	(1,108)
Income taxes	—	676	1,178	—	1,854

Income (loss) from continuing operations after income taxes	(19,081)	43,070	9,145	(36,096)	(2,962)
Income from discontinued operations after income taxes	—	27,641	559	(375)	27,825

Net income (loss)	$(19,081)	$70,711	$9,704	$(36,471)	$24,863

	Nine Months Ended September 30, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net Sales	$—	$85,774	$122,319	$(84,678)	$123,415
Cost of sales	—	51,818	98,984	(84,245)	66,557

Gross margin	—	33,956	23,335	(433)	56,858
Selling, research and administrative expenses	—	23,781	9,142	(452)	32,471
Impairment of assets held for sale	—	—	12,858	—	12,858
Restructuring activity	—	374	1,182	—	1,556

Operating income	—	9,801	153	19	9,973
Other income (expense):
Interest income	—	1,694	383	(2,042)	35
Interest expense	(26,363)	(1,162)	(881)	2,034	(26,372)
Dividend income	—	11,879	—	(11,879)	—

Income (loss) from continuing operations before income taxes	(26,363)	22,212	(345)	(11,868)	(16,364)
Income taxes	—	(6,403)	3,700	—	(2,703)

Income (loss) from continuing operations after income taxes	(26,363)	28,615	(4,045)	(11,868)	(13,661)
Income from discontinued operations after income taxes	—	2,264	1,795	—	4,059

Net income (loss)	$(26,363)	$30,879	$(2,250)	$(11,868)	$(9,602)

	Nine Months Ended September 30, 2003

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(22,343)	$32,272	$11,222	$(15,367)	5,784
Net cash provided by discontinued activities	—	1,610	2,023	—	3,633

Net cash provided by (used in) operating activities	(22,343)	33,882	13,245	(15,367)	9,417
Proceeds from sales of property	—	45,722	—	—	45,722
Equity contributions into subsidiaries	—	(4,185)	—	4,185	—
Purchases of property , plant and equipment, net	—	(4,866)	(886)	—	(5,752)

Net cash provided by (used in) investing activities	—	36,671	(886)	4,185	39,970
Debt payments — long term	(84,559)	—	(243)	—	(84,802)
Debt proceeds — long term	35,000	—	—	—	35,000
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	72,962	(70,074)	(2,888)	—	—
Costs associated with debt	(1,749)	—	—	—	(1,749)
Intercompany dividends	—	—	(15,367)	15,367	—
Equity contributions into subsidiaries	—	—	4,185	(4,185)	—

Net cash provided by (used in) financing activities	21,304	(70,074)	(14,313)	11,182	(51,901)
Effect of exchange rate changes on cash	—	—	(43)	—	(43)

Net change in cash and cash equivalents	(1,039)	479	(1,997)	—	(2,557)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$8,575	$8,057	$4,690	$—	$21,322

	Nine Months Ended September 30, 2002

	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(19,741)	$43,410	$5,819	$(11,879)	$17,609
Net cash provided by discontinued activities	—	4,113	2,874	—	6,987

Net cash provided by (used in) operating activities	(19,741)	47,523	8,693	(11,879)	24,596
Proceeds from sales of property	—	—	—	—	—
Equity contributions into subsidiaries	—	(1,290)	(265)	1,555	—
Purchases of property , plant and equipment, net	—	(3,605)	(3,500)	—	(7,105)

Net cash provided by (used in) investing activities	—	(4,895)	(3,765)	1,555	(7,105)
Debt payments — long term	(6,750)	—	—	—	(6,750)
Debt proceeds — long term	10,000	—	—	—	10,000
Debt proceeds (payments) — short term, net	(2,000)	—	466	—	(1,534)
Common stock transactions	(400)	—	—	—	(400)
Intercompany loans	29,896	(31,067)	1,171	—	—
Costs associated with debt	(541)	—	—	—	(541)
Intercompany dividends	—	(5,651)	(6,228)	11,879	—
Equity contributions into subsidiaries	—	—	1,555	(1,555)	—

Net cash provided by (used in) financing activities	30,205	(36,718)	(3,036)	10,324	775
Effect of exchange rate changes on cash	—	—	(476)	—	(476)

Net change in cash and cash equivalents	10,464	5,910	1,416	—	17,790
Cash and cash equivalents at beginning of period	5	98	2,027	—	2,130

Cash and cash equivalents at end of period	$10,469	$6,008	$3,443	$—	$19,920

7. Segments and Geographical Information

     The Company’s continuing business consists of one operating segment known as Microacoustics. Previously, the Company reported three operating segments: hearing aid components, acoustic technology, and automotive components. The Synchro-Start division was sold May 30, 2003, and was part of the Company’s Automotive Components reporting segment prior to its reclassification to discontinued operations. The 2002 amounts for Automotive Components represent the Ruf business, which was sold in November 2002. The Infrared business, which was sold in July 2003, was part of the Company’s Acoustic and Infrared Technology reporting segment. (see footnote 2. Discontinued Operations.) As a result of these transactions and managements decision to focus on its core Microacoustic business, segment information for the prior year has been restated to combine the Acoustic and Infrared Technology and Hearing Aid Components segments into the Microacoustic segment.

     The Microacoustic operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market transducers and other components for hearing aids, mobile communications and computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment).

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

		Ruf
	Microacoustics	Electronics	Total

Three months ended September 30, 2003
Revenues from external customers	$34,660	$—	$34,660
Operating income	8,036	—	8,036
Three months ended September 30, 2002
Revenues from external customers	$35,342	$4,366	$39,708
Operating income (loss)	8,158	(4,350)	3,808
Nine months ended September 30, 2003
Revenues from external customers	$111,070	$—	$111,070
Operating income	26,453	—	26,453
Nine months ended September 30, 2002
Revenues from external customers	$110,801	$12,614	$123,415
Operating income (loss)	23,769	(13,796)	9,973

     The following is a reconciliation of segment operating income to the Company’s consolidated totals:

	Three Month Ended		Nine Month Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total operating income for reportable segments	$8,036	$3,808	$26,453	$9,973
Other expenses	(8,646)	(8,714)	(27,561)	(26,337)

Income (loss) from continuing operations before income taxes	$(610)	$(4,906)	$(1,108)	$(16,364)

Geographical Information (revenues based on billing location of product shipped)
United States	$19,672	$19,072	$63,084	$60,042
United Kingdom	11,379	13,020	36,169	39,076
Germany	—	4,323	—	12,343
Other geographical areas	3,609	3,293	11,817	11,954

	$34,660	$39,708	$111,070	$123,415

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

	Nine Months Ended September 30, 2003

		Accrued
	Restructuring	Restructuring
	Expense	Costs

Beginning Balance	$—	$1,197
Employee severance and outplacement payments	—	(1,015)

Ending Balance	$—	$182

     The majority of the remaining liability balance is expected to be paid out in 2003.

9. Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $250, is fully liable for claims totaling between $250 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale include $2.5 million in escrow for potential indemnification obligations. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

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

     The foregoing summary of the indemnities made by the Company in connection with the sale of the Ruwido business is qualified in its entirety by reference to the Share Deal agreed by and between Knowles Intermediate Holding, Inc. and FM Electronics-Holding GmbH and WEHA Holding GmbH dated July 29, 2003 incorporated by reference to Exhibit 10.27, a copy of which was attached as an exhibit to the Form 10-Q for the period ended June 30, 2003.

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

     Changes in the Company’s accrual for warranty during the period are as follows:

Nine months ended
September 30, 2003

Balance, December 31, 2002	$4,438
Settlements made during the period	(1,256)
Provision for warranty liability for 2003 sales	1,206
Adjustments in estimates for pre-existing warranties	(1,331)

Balance, September 30, 2003	$3,057

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company has been actively engaged during the last twelve months in a program to divest its non-core businesses and to focus on its core microacoustics business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003 the Company completed the sale of its Synchro-Start division to Woodward Governor Company. In November 2002 the Company sold Ruf Electronics, a manufacturer of automotive sensors and controls. The financial statements for the period ended September 30, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). Accordingly, the Synchro-Start and Ruwido businesses have been removed from the Company’s results of continuing operations and cash flows for all periods presented. The assets and liabilities of the discontinued operations have been summarized as current and netted together for presentation on the December 31, 2002 balance sheet. Ruf is not accounted for as a discontinued operation under GAAP, but is included in continuing operations in the period up to its sale in November 2002. With the sale of these three business units, the Company has focused its product offerings in one business segment — Microacoustics.

     The following table shows our net sales and net sales growth for the third quarter and first nine months of 2003 and 2002 compared to the same periods of their respective prior years:

	Third Quarter			First Nine Months

$ in thousands			Percent			Percent
			Change			Change
	2003	2002	2003 vs 2002	2003	2002	2003 vs 2002

Microacoustics	$34,660	$35,342	-1.9%	$111,070	$110,801	0.2%
Ruf Electronics	—	4,366	-100.0%	—	12,614	-100.0%

Total	$34,660	$39,708	-12.7%	$111,070	$123,415	-10.0%

     Overall, sales were down by thirteen percent in the third quarter of 2003 compared to the same period last year. The decrease was primarily a result of the sale of Ruf business in November 2002. Microacoustics revenues dropped by 1.9% in the third quarter, primarily due to an unfavorable mix of customers and products.

     Sales for the first nine months of 2003 declined ten percent compared to the first nine months of 2002 as a results of the sale of the Ruf business.

Consolidated Results of Operations

     The following table shows the principal line items from our consolidated statements of operations, as a percentage of our net sales, for the three months and nine months ended September 30, 2003 and 2002.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.4%	54.4%	49.8%	53.9%
Research and development	7.3%	6.2%	6.9%	7.2%
Selling and marketing	6.5%	5.4%	6.0%	5.9%
General and administrative	12.5%	11.5%	13.4%	13.2%
Impairment of Ruf division assets held for sale	0.0%	10.5%	0.0%	10.4%
Restructuring expenses	0.0%	2.4%	0.0%	1.3%

Operating Income (loss)	23.3%	9.6%	23.9%	8.1%
Loss from continuing operations after income taxes	-3.4%	-7.0%	-2.7%	-11.1%
EBITDA from continuing operations	27.3%	14.9%	28.9%	14.1%

     “EBITDA” is defined as earnings before interest, taxes, depreciation, amortization, and miscellaneous income/expense. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and our debt agreements contain financial covenants tied to EBITDA. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

     The following is a reconciliation of EBITDA from continuing operations to loss from continuing operations after income taxes as a percentage of net revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Loss from continuing operations after income taxes	-3.4%	-7.0%	-2.7%	-11.1%
Less interest income	0.1%	0.1%	0.1%	0.0%
Plus interest expense	25.0%	22.0%	24.9%	21.4%
Plus income tax expense (less income tax benefit)	1.6%	-5.4%	1.7%	-2.2%
Plus depreciation	4.2%	5.4%	5.1%	6.0%

EBITDA from continuing operations	27.3%	14.9%	28.9%	14.1%

     Operating income as a percentage of net sales was 23.3% for the quarter ended September 30, 2003 compared to 9.6% in the quarter ended September 30, 2002. Included in the year earlier period was an asset impairment charge related to Ruf of 10.5% of sales and restructuring charges of 2.4% of sales. Cost of sales as a percentage of revenue improved by 4.0 percentage points due to the sale of the low-margin Ruf business, and reduced manufacturing and product costs. Research and development, sales and marketing and general and administrative costs all increased as a percent of revenue in the third quarter ended September 30, 2003 compared to the prior year due to exceptionally low spending in the third quarter of the prior year. Operating income for the three months ended September 30, 2003 increased by 13.7 percentage points from the year earlier period, due to the impairment and restructuring provisions in 2002 and the reduced cost of sales percentage in 2003.

     EBITDA was 27.3% in the quarter ended September 30, 2003 compared to 14.9% in the quarter ended September 30, 2002. The increase in EBITDA was caused by the impairment of assets related to the sale of Ruf and restructuring activity that was included in the prior year.

     Operating income as a percentage of net sales was 23.9% for the nine months ended September 30, 2003 compared to 8.1% for the nine months ended September 30, 2002. Included in the year earlier results was an asset impairment charge related to Ruf of 10.4% of sales and restructuring expenses of 1.3% of sales. Cost of sales as a percentage of revenue improved by 4.1 percentage points for the nine months compared to the year earlier period due to the sale of the low margin Ruf business and reductions in manufacturing and product cost.

     EBITDA was 28.9 % in the nine months ended September 30, 2003 compared to 14.1% for the nine months ended September 30, 2002. The increase in EBITDA was caused by the impairment of assets related to the sale of Ruf and restructuring activity that was included in the prior year figure and the improved cost of sales percentage in the current year.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002
Results from Operations

	Three Months Ended September 30,

(dollars in millions)			Increase
			(decrease)
	2003	2002	in amount

Net sales	$34.7	$39.7	$(5.0)
Cost of sales	17.5	21.6	(4.1)

Gross margin	17.2	18.1	(0.9)
Gross margin percent of net sales	49.6%	45.6%
Research and development expenses	2.5	2.5	—
Selling and marketing expenses	2.3	2.1	0.2
General and administrative expenses	4.3	4.6	(0.3)

Operating expenses	9.1	9.2	(0.1)
Impairment of Ruf division assets held for sale	—	4.2	(4.2)
Restructuring expenses	—	1.0	(1.0)

Operating income	8.1	3.7	4.4
Operating income percent of net sales	23.3%	9.3%
Other income (expense):
Interest income	—	—	—
Interest expense	(8.7)	(8.7)	—

Loss from continuing operations before income taxes	(0.6)	(5.0)	4.4
Income tax (benefit)	0.6	(2.1)	2.7

Loss from continuing operations after income taxes	(1.2)	(2.9)	1.7

Income from discontinued operations after income taxes	1.1	1.5	(0.4)

Net loss	$(0.1)	$(1.4)	$1.3

     Consolidated sales decreased $5.0 million or 12.6 percent in the third quarter 2003 compared to the same quarter of 2002. The decrease was primarily a result of the sale of Ruf business in November 2002. Microacoustics revenues dropped by 1.9% in the third quarter, primarily due to an unfavorable mix of customers and products.

     Consolidated cost of sales improved by 4.0 percentage points as a percent of sales in the third quarter 2003 compared to the same period the prior year. The change in cost of sales as a percentage of revenue was primarily caused by the sale of Ruf Electronics, and a reduction in manufacturing costs and expenses, including improved quality and a lower provision for obsolete inventory.

     Operating expenses decreased $0.1 million in the third quarter of 2003 compared to the same quarter of 2002, with an increase of $0.2 million in sales and marketing expenses offset by a decline of $0.3 million in general and administrative expenses.

     Operating income increased by $4.4 million in the third quarter of 2003 compared to the same period in the prior year, due to the inclusion in the prior year of a $4.2 million impairment of the Ruf assets held for sale and $1.0 million of restructuring expenses.

     In connection with our September 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, net interest expense was $8.7 million the third quarter of this year compared to $8.7 million the same quarter last year. Interest expense was unchanged inspite of the March 2003 recapitalization that resulted in a $35 million of Term C facility that replaced the Term A facility, at significantly higher interest rates, due to the $43 million reduction in the Term B facility from the proceeds of the Synchro-Start sale.

     In the three-month period ended September 30, 2003 we recorded an income tax expense of $0.6 million, compared to a benefit of $2.1 million in the third quarter last year. The expense in the current year represents the estimated provision required for foreign taxes.

     Net income from discontinued operations in the third quarter ended September 30, 2003 of $1.1 million includes a gain realized on the sale of the Synchro-Start business of $1.1 million, a gain on the sale of the Infrared business of $0.4 million, and the net loss of $0.4 million earned by the Infrared business during the Third quarter of 2003. The net income from discontinued operations in 2002 of $1.5 million represents the profit from operating the Synchro Start business partly offset by the loss from the Infrared business in the third quarter of the prior year.

     We reported a net loss of $0.1 million in the third quarter of 2003 compared to a net loss of $1.4 million the third quarter of the prior year. The $1.3 million improvement in net income from the prior year is primarily due to impairment charges in the prior year of Ruf assets of $4.2 million, partly offset by the increase in tax expense in the third quarter of 2003 of $2.7 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

	Nine Months Ended September 30,

(dollars in millions)			Increase
			(decrease)
	2003	2002	in amount

Net sales	$111.1	$123.4	$(12.3)
Cost of sales	55.4	66.6	(11.2)

Gross margin	55.7	56.8	(1.1)
Gross margin percent of net sales	50.1%	46.0%
Research and development expenses	7.7	8.9	(1.2)
Selling and marketing expenses	6.7	7.2	(0.5)
General and administrative expenses	14.9	16.4	(1.5)

Operating expenses	29.3	32.5	(3.2)
Impairment of Ruf division assets held for sale	—	12.8	(12.8)
Restructuring expenses	—	1.5	(1.5)

Operating income (loss)	26.4	10.0	16.4
Operating income percent of net sales	23.8%	8.1%
Other income (expense):
Interest income	—	—	—
Interest expense	(27.6)	(26.4)	(1.2)

Income (loss) from continuing operations before income taxes	(1.2)	(16.4)	15.2
Income tax (benefit)	1.8	(2.7)	4.5

Income (loss) from continuing operations after income taxes	(3.0)	(13.7)	10.7

Income from discontinued operations after income taxes	27.9	4.1	23.8

Net income (loss)	$24.9	$(9.6)	$34.5

     Consolidated sales declined $12.3 million or 10 percent the first nine months 2003 compared to the same period of 2002 due to the sale of the Ruf Electronics business in November, 2002.

     Gross margin as a percent of sales increased by 4.1 percentage points in the nine months ended September 30, 2003 due to the sale of Ruf Electronics in November 2002, and improved quality and reduced manufacturing costs.

     Operating expenses decreased in the first nine months of 2003 compared to the first nine months of 2003 by $3.2 million due to the sale of Ruf Electronics.

     Operating income increased in the first nine months of 2003 compared to the first nine months of 2002 by $16.4 million due to the inclusion of the operating loss incurred by Ruf in the 2002 results in addition to the Ruf impairment, restructuring expenses, and reduced manufacturing expenses in continuing operations in 2003.

     Restructuring expenses of $1.5 million in the prior year did not recur in the current period. Also in the prior year period was the impairment of assets held for sale of $12.8 million related to Ruf.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. As a result, interest expense was $27.6 million the first nine months this year compared to $26.4 million the same period last year. The increase in interest expense is due primarily to a write-off of prepaid fees in association with the Limited Waiver and Amendment of March 2003 and the higher interest rate on the $35 million in Term C facility that replaced the Term A facility as part of the Limited Waiver and Amendment, partly offset by the $43 million reduction in the Term B facility from the proceeds of the Synchro-Start sale.

     For the nine months ended September 30, 2003 income taxes were an expense of $1.8 million compared to a $2.7 benefit for the same period in 2002. The expense in the current year represents a provision for expected foreign taxes.

     Net income from discontinued operations in the first nine months of 2003 of $27.9 million includes the gain realized on the sale of the Synchro Start business of $35.3 million, the $8.4 million charge associated with the sale of the Infrared business, the net profit of $1.9 million earned by the Synchro-Start business in the period from January 1, 2003 to the date of sale of May 30, 2003, and the net loss of $0.9 million recorded by the Infrared business during the first three quarters of 2003. The net income from discontinued operations in 2002 of $4.1 million represents the profit from operating the Synchro-Start business and the loss from operating the Infrared business in the first nine months of the prior year.

     We reported a net profit of $24.9 million in the first nine months of this year compared to a net loss of $9.6 million for the same period last year. The increase of $34.5 million in net income is primarily due to the gain in 2003 on the sale of the Synchro Start business of $35.3 million, and the impairment of Ruf division assets in the prior year of $12.9 million partially offset by the $8.4 million loss in 2003 on the sale of Infrared and the $4.5 million increase in provision for income taxes.

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

     We were in compliance with the required covenants as of September 30, 2003 and we expect to be able to comply with the required covenants in future periods. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

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

     The Limited Waiver and Amendment dated March 25, 2003 reduced the Revolving Credit Facility to $15 million and increased the quarterly amortization of the Term B Facility to approximately $750,000 per quarter beginning June 30, 2003 through June 30, 2006, with the balance paid in four quarterly principal payments from September 30, 2006 to June 29, 2007. Subsequent to the Limited Waiver of March 25, Amendment Number 6 was approved on May 28, 2003 which applied $10 million of the proceeds from the sale of Synchro Start to the nearest scheduled principal repayments, and to any prepayments required in respect to Excess Cash Flow. No principal payments are expected on the Term B facility in the next twelve months.

     The Amendment dated March 25, 2003 also provides that in the event the B Facility is fully prepaid prior to June 30, 2006, the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The Term C Facility is payable in full on June 29, 2007.

     The Company was required to obtain approval of its lenders under its Credit Agreement in order to complete the sale of Synchro-Start in May 2003. The resulting Amendment Number Six and Waiver provided that $42 million of the proceeds from the sale be used as a principal repayment of the Term B facility and that $10 million of the principal repayment be applied to the subsequent scheduled repayments and any payments in respect of excess cash flow. Amendment Number Six also provided for the greater of $1 million or the proceeds from the sale of the Infrared business to be paid to reduce the Term B Facility upon the sale of the Infrared business. This principal payment was made on July 30, 2003. In addition, Amendment Number Six provided for up to $7.5 million in future restructuring expenses to be added back to EBITDA for purposes of calculating compliance with the required leverage and interest coverage ratios.

     Net cash provided by operating activities was $9.4 million in the first nine months of 2003 compared to $24.6 million generation of cash by operating activities in the first nine months of 2002. Net income from continuing operations was a net loss of $3.0 million in the first nine months of this year compared to a net loss of $13.7 million the same period last year. Non-cash charges for depreciation were $5.6 million in the first nine months compared to $7.4 million last year. The decrease in depreciation was primarily due to the sale of Ruf in November 2002. The net loss from continuing operations in the nine months ended September 30, 2003 included non-cash charges related to the impairment of assets held for sale of $12.9 million and restructuring costs of $1.6 million. Non-cash charges related to the amortization of deferred finance fees were $2.3 million in the first nine months of 2003, which was an increase of $0.5 million over prior year due to the write-off of fees associated with the Term A Facility, which has been repaid. Accounts receivable decreased by $1.9 million in the first nine months of 2003 compared to a decrease of $6.5 million in 2002. Inventories declined in the first nine months of 2003 by $2.2 million and decreased in the prior year by $6.0 million. Accounts payable decreased $2.8 million in the first nine months of the current year and $4.9 million in the prior year. Accrued interest payable increased by $3.1 million in the current year compared to an increase of $4.8 million in the prior year. Other current liabilities declined by $4.6 million in the first nine months of the current year compared to a decline of $0.1 million in the prior year, primarily due to a decrease in the accrual for warranty and rebates. Net cash provided by discontinued operating activities provided $3.6 million in the current year compared to $7.0 million in the prior year, due to the sale of the SSPI business in May, 2003.

     Net cash provided by investing activities was $40.0 million in the first nine months of this year compared to a use of $7.1 million in the first nine months of last year. The proceeds from the sale of Synchro-Start in the current year were $45.7 million. The purchase of property, plant and equipment was $5.8 million in the first nine months of 2003 compared to $7.0 million in the first nine months of 2002.

     Net cash from financing activities was a use of $51.9 million in the first nine months of 2003 compared to a source of $0.8 million in the first nine months of 2002. The activity in 2003 includes the payment of $43 million in Term B principal associated with the sale of Synchro-Start, payment of $33.5 million of Term A Facility associated with the Limited Waiver and Amendment of March, 2003 and a $7.7 million payment of principal of Term B facility associated with an excess cash calculation as of December, 2002. Debt proceeds for the nine months of 2003 of $35 million are a result of the borrowing under the Term C facility as part of the Refinancing of March 2003. Financing activities in the first nine months of 2003 also included $1.7 million of expenses associated with issuing debt. Financing activities in 2002 were driven by the issuance of additional Notes Payable of $10 million, partially offset by reductions in long-term debt of $6.8 million, and a reduction in short-term debt of $1.5 million.

     Because the net cash used in financing activities was only partially offset by the net cash provided by investing and operating activities, cash decreased in the first nine months of 2003 by $2.6 million. In the first nine months of 2002, the cash balance increased due to additional borrowings. Our cash balance as of September 30, 2003 was $21.3 million, compared to $19.9 million at September 30 last year.

     We expect capital expenditures of $12 to $14 million in 2003. Our major capital expenditures in 2003 will be to support new product introductions for our new Sisonic silicon microphone and for other production equipment. The amount and timing of actual capital expenditures may be different than our current expectations.

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

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the third quarter of 2003, in excess of 90% of our revenue was denominated in U.S. dollars, with balance denominated in other foreign currencies including the Japanese Yen and the British pound. Our expenses are principally denominated in the same currencies, in which we have sales, allowing us to essentially hedge through offsetting revenue and expense exposures. As a result, during the third quarter of 2003, our operating income and margins were not significantly affected by changes in exchange rates. Some of our expenses are denominated in the local currencies of China, Malaysia, the United Kingdom, Japan and Taiwan, some of which are closely tied to the U.S. dollar. Our primary exposure longer term is the relation of the U.S. dollar and major Asian currencies.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The Term B Facility loans outstanding under the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under Term B Facility of the Credit Agreement would change our annual interest expense by $0.9 million. The Term C Facility loan outstanding under the Credit Agreement has a fixed interest rate. We have estimated the fair value of the Term C facility loan as of September 30, 2003 to have a market value equal to 100% of par. The Senior Subordinated notes have fixed rates of interest. We have estimated the fair value of the Notes as of September 30, 2003 to have a market value equal to 94% of par or $144 million as of September 30, 2003.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Reports on Form 8-K

     A report on Form 8-K was submitted August 14, 2003 by Knowles Electronics Holdings, Inc. furnishing information pursuant to Item 2 with respect to the sale of its Infrared division and pursuant to Item 7 pro-forma financial statements with respect to that sale.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC

By	/s/ JAMES H. MOYLE

James H. Moyle, Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)

Date: November 12, 2003