Form 10-K
period 2003-12-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2004-03-25
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-40076

Knowles Electronics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2270096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1151 Maplewood Drive, Itasca, Illinois (Address of principal executive offices)	60143 (Zip Code)

Registrant’s telephone number, including area code:

630-250-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

          There is no voting stock held by non-affiliates of the registrant. This Annual Report is being filed by the registrant as a result of undertakings made pursuant to Section 15(d) of the Securities Exchange Act of 1934.

KNOWLES ELECTRONICS HOLDINGS, INC.

FORM 10-K

Year Ended December 31, 2003

PART I

Item 1.	Business

Overview

      We are a leading international manufacturer of technologically advanced products in micro-acoustics. Since our company was founded in 1946 by Hugh and Josephine Knowles, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducers, electromechanical components, low voltage integrated circuit design, micro-electrical mechanical systems (MEMS) and precision manufacturing. We have operations around the world with the largest facilities in the United States, China and Malaysia. During 2003, we sold our SSPI and Ruwido (“Infrared”) businesses, and in 2002 we sold Ruf Electronics allowing us to concentrate on our core Micro-acoustics business. Our 2003 results from continuing operations reflect revenue, operating income and EBITDA, of $154.0 million, $37.0 million and $44.4 million, respectively. We manufacture and market micro-acoustic products with strong market share positions in several key markets, including the hearing aid market. In December 2002 we introduced the world’s first silicon microphone, which gained commercial viability in 2003, reflecting its considerable opportunity for growth beyond our traditional markets. We believe that we have achieved these positions in our markets as a result of our strong customer base, technological expertise, international low cost manufacturing capability and capable management team. Our principal executive offices are located at 1151 Maplewood Drive, Itasca, Illinois 60143, and our telephone number is (630) 250-5100.

Products

      Knowles develops, manufactures, and supplies audio communications components, primarily miniaturized microphones and receivers used in hearing aids, microphones, headsets, and accessories for the computer and communication industries. The Company is the world’s largest manufacturer of high quality transducers, which are used for hearing aid and other high quality applications. We estimate our market share to be approximately 75% of the worldwide market for these sophisticated products, and have held a major share of the transducer market for over 30 years. The transducer is the name given to both the microphone and the receiver in a hearing aid and other acoustic products that require the accurate and controlled amplification of sound. The microphone converts surrounding sounds to electronic signals. Circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sound. Knowles often customizes transducers to meet the specifications of our customers, and in certain cases develops transducer designs in partnership with our customers. We have consistently and successfully maintained our market share over the years due to our long-standing relationships with a wide range of customers, value-added services and technological leadership.

      Knowles also provides a number of additional micro-acoustic devices that benefit from the company’s core competency in technology, design and manufacturing of subminiature acoustic products for applications outside the hearing aid industry. The company’s capabilities in MEMS (Micro Electro Mechanical Systems), software, and high volume electronic components make Knowles uniquely qualified to provide value added solutions for growth markets such as mobile communications and consumer electronics. We produce and develop a range of microphones, speakers, software, and custom acoustic assemblies primarily for sale to original equipment manufacturers in these markets. Products developed for these markets include the world’s first Silicon Microphones, ECMs (electret condenser microphones), and Custom microphone assemblies.

      Knowles also uses its knowledge of the hearing aid market, its engineering strengths and manufacturing expertise in the production of electromechanical components used in hearing aids including switches, trimmers, volume controls and telecoils.

Competitive Strengths

      Our strong market position is attributable to the following competitive strengths:

Leading International Market Position and Strong Customer Base

•	We have been a market leader in micro-acoustic transducers for the hearing aid industry for more than 30 years, and our worldwide market share of high quality transducers for hearing aid applications is approximately 75%. We protect our leading market share by maintaining strong relationships with all of the key manufacturers that require high quality transducers including hearing aid manufacturers, pro-audio manufacturers, manufacturers of security products and medical device manufacturers. We offer transducers for all categories and often customize models to meet the specifications of manufacturers.

Technological Expertise

•	We believe that we are a technological leader in each of our products. We offer an advanced transducer product line that covers a variety of technologies, applications and markets including the most comprehensive product offering to the hearing aid industry and our recent introduction of a MEMS-based surface mount silicon microphone. The Company has been setting the standard for both miniaturization and performance as a technology leader in the transducer market for hearing aids for over 30 years. We are also at the forefront of the development of MEMS (micro electro mechanical systems) products as a result of our semiconductor knowledge and our 50 years of experience in acoustics. We believe that we are the first microphone maker to manufacture a MEMS-based surface mount silicon microphone.

•	To enhance our technological expertise, we emphasize research and development investment. Our 2003 research and development expenditures were $10.2 million, or 6.6% of net sales. We have demonstrated leadership in developing new technologies and have the scale to devote substantial resources toward product development. In addition, we have strategically established patent protection for our products while creating manufacturing processes that competitors cannot readily replicate.

International Low Cost Manufacturing Capability

•	Since our founding more than 50 years ago, we have developed an international network of well-equipped manufacturing facilities. We operate 5 manufacturing facilities in the United States, Malaysia and China. We have a proven capability of moving manufacturing to lower cost environments. Our manufacturing facilities are not unionized. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in our U.S. operation and ceasing production in the United Kingdom and Taiwan. Production from those operations was moved to China and Malaysia. In December 2003 we announced that our Elgin, Illinois facility will be closed by the end of 2004. The majority of manufacturing activity will be transferred from Elgin to our locations in China and Malaysia, which will be expanded to accommodate the additional volume. Certain high value operations will be consolidated into our headquarters facility in Itasca, Illinois. Our manufacturing operations operate at high quality levels while maintaining cost effectiveness.

•	The manufacturing life cycles of some transducers, particularly models for less technologically advanced applications, have been as long as 25 years, reducing our production development costs and allowing us to improve the efficiency of our manufacturing processes. In general, we use automated sub-assembly operations and manual final assembly operations. For low volume products, we employ subcontractors, which provide us with cost structure flexibility and allow us to change capacity quickly based on product demand.

Growth Strategy

      We set the standard for engineering excellence in our markets. Our principal objective is to increase revenues, cash flow and profitability by strengthening our leading market positions in our existing products in this core business and applying our technological expertise to new growth opportunities in related products and markets. The primary components of our strategy are to:

Capitalize on Growth Opportunities in the Hearing Aid Market

      Our worldwide share of the hearing aid transducer market is approximately 75% and we have been a market leader in transducer technology for over 30 years. We believe we will increase our sales as the hearing aid industry continues to expand. Hearing aid penetration into the market of potential users has historically been low, ranging from approximately 22% in the United States to less than 1% in some emerging economies. The hearing aid industry is projected to grow based on the following trends:

•	Advances in the technology of hearings aids, leading to better customer satisfaction

•	Improvement in the cosmetic appearance of hearing aids

•	Growth in the elderly population

•	Increases in the sale of binaural hearing aids

•	Increases in the international penetration of hearing aids into developing economies

      Our strategy is designed to capitalize on these trends and develop products designed to expand the hearing aid and hearing aid component market. For example, we have developed transducers for directional hearing aids, which provide better performance than single microphone hearing aids and require three or more, rather than two, transducers per hearing aid. To increase hearing aid market growth, we also collect market data that identifies consumer needs and work with industry participants to improve market penetration.

Develop non-hearing aid Markets for transducers

      In addition to hearing aids, our transducers are used in pro-audio, broadcast and radio communications, and medical devices. We are expanding our product offering and using our application engineering expertise to solve customer needs in all of these growing markets that require high quality micro-acoustic solutions.

Penetrate High Volume Markets with SiSonicTM Silicon Microphone

      We have introduced and begun to sell the world’s first high volume silicon surface mount microphone. This microphone’s environmental robustness enables it to perform in harsh environments such as automobiles. Since the SiSonicTM Silicon Microphone can withstand high temperatures, it can be mounted to printed circuit boards using pick and place soldering equipment, thereby eliminating costly manual installations currently required for many microphone applications. It is ideal for high volume applications like mobile phones.

Leverage Core Acoustic Expertise to Develop Additional Innovative Products for Markets with High Growth Potential

      We expect to continue combining our core competency in acoustics with other technologies such as MEMS and analog and digital electronics to provide technology solutions for high growth markets, including mobile communications and consumer electronics. We have developed several new technologies and products for these markets including:

      IntellisonicTM Far-Field Microphone Software — To support emerging markets such as interactive video on demand and voice over internet protocol (VOIP) via portable devices, we have developed a signal processing software to enable clear processing of voice signals in a noisy environment, such as an automobile or within large crowds. This technology will facilitate clear voice communications and differentiate between audio inputs, an important feature in these growing markets.

      Custom Acoustic Assemblies — we continue to introduce new acoustic assemblies, built to customer specification on an OEM basis. Examples of these are headsets produced for call center, cellular phone accessory, and PC markets.

Strengthen Customer Relationships

      We have well-established customer relationships. We plan to continue to strengthen our existing relationships and develop new relationships through the following.

•	Customizing the design of transducer models to meet the specifications of individual hearing aid manufacturers. We also conduct joint research and product development with selected customers.

•	Continuing to expand our geographical presence around the world in order to better serve the increasing demand for micro-acoustical products from OEM electronics manufacturers.

Maintain Low Cost and High Quality Manufacturing Leadership

      We believe that we are the lowest cost producer of hearing aid quality micro-acoustic transducers due to our significant market share, our relatively large volumes, our effective sourcing processes and our successful transfer of production to lower cost areas. We have more than 25 years of experience operating on a worldwide scale. During this time, we have developed manufacturing and management systems that allow us to operate low cost offshore facilities without compromising either quality or level of service. After the completion of our restructuring efforts in 2004, nearly all of our manufacturing activity will be located in China and Malaysia to benefit from both their lower cost labor markets and proximity to emerging product markets.

Products

      Microphones. We have leveraged our microphone technology to create the widest selection of subminiature microphones that we supply to original equipment manufacturers for a diverse set of applications. Our offering of microphones include: Silicon microphone, low cost electrets, world’s smallest microphone, ultra low noise microphones, low vibration microphones, noise canceling microphones, and waterproof microphones. Applications for our products include hearing aids, mobile phones, PDAs, tablets, cellular headsets, monitors, military, radio communications, and sensors.

      Receivers/ Speakers. We manufacture the largest offering of balanced armature receivers/speakers used in hearing aids, pro-audio, broadcast and radio communications, and medical devices. We are expanding our offering in high-end consumer electronics applications such as high fidelity MP3 earphones and cellular accessories.

      Custom Acoustic Assemblies. We manufacture (on an OEM basis) a variety of wired/noise canceling headsets used in general telephony markets such as mobile accessories and computer telephony applications, including internet based telephony and voice recognition. The company also markets boom-mounted microphones for use in conference rooms, helmets, aerospace and civil/military communications; condenser microphones assemblies for laptop computers, wireless phones and modem accessories; computer monitor microphones and lapel microphones.

      Software. We are developing and marketing a broad line of software products to improve the quality of the speech signal prior to transmission. Software under development includes: acoustic echo cancellation, noise suppression, interference canceling, and beam forming. These technologies can be used separately or together with one or more microphones (in an array) to enhance the user experience in applications where the user is not positioned close to the microphone and competing noises degrade voice quality.

      Electromechanical Controls. We have developed a broad line of electromechanical controls for hearing aid manufacturers including trimmers, switches, volume controls and connectors. Building on our strong customer relationships in transducers, our engineering capability in hearing aid components and our strength in low cost manufacturing, we expect these products will provide us with significant growth.

Research and Development

      Our 2003 research and development expenditures were $10.2 million, or 6.6% of net sales. We have a team of 63 scientists, engineers and technicians located primarily in Itasca, Illinois and in Taiwan. Research and development efforts for transducers, micro-electro mechanical systems for the production of silicon microphones, signal processing technology and far field microphone technology are conducted in the United States. Custom acoustic assembly and microphone product development are conducted in Taiwan. In 2003, we focused our research and development activities in two key areas. First, we are intensely focused on providing the best technology in the world in high quality transducers for all applications. Secondly, we are carrying out extensive research and development on producing and expanding our product portfolio in silicon microphones using the micro machining of silicon (also referred to as micro-electro mechanical systems), MEMS packaging and integration of additional electronic functionality.

      We believe that our ability to rapidly develop new transducers with superior performance is critical to sustaining our market share and margins. Applied research and advanced modeling lead to new and creative products, which we believe gives us a competitive advantage as manufacturers who use micro-acoustic technology look to us for improvements in their components.

      New transducer products and improvements recently introduced include receivers with improved maximum power output and reduced vibration sensitivity using our unique and innovative Pantograph design; significantly reduced vibration with magnetic shield outer housing; and screenless damping using Ferrofluid®. Microphone improvements that have recently been introduced include a analog/digital (A/ D) signal converter, programmable digitally controlled gain amplifier, conjoined ultra-thin microphone pairs, noise reduction, improved electrostatic discharge thresholds and significantly reduced cellular telephone interference.

      Our research and development focus on the silicon microphone in 2003 allowed us to move this highly innovative product from design concept to the production quantities required from high volume markets such as cellphones and MP3 players. We believe that we have a leading position in this application of micro-electro mechanical systems. Additional research and development activities will focus on expanding the functionality of the Sisonic product to meet and exceed customer requirements and expand the applications to a wider market place.

Manufacturing

      We operate from five manufacturing facilities in the United States, Malaysia and China. We believe that our facilities meet our present needs and that our properties are generally well maintained and suitable for their intended uses. We believe that we generally have sufficient capacity to satisfy the demand for our products in the foreseeable future. We periodically evaluate the composition of our various manufacturing facilities in light of current and expected market conditions and demand. With the closure of our Elgin, Illinois facility at the end of 2004, we will be expanding our operations with additional facilities in our Penang, Malaysia and Suzhou, China locations. These new facilities will be in the place by the end of the second quarter of 2004 and will add approximately 55,000 square feet of assembly capacity and 25,000 square feet of metal fabrication capacity.

      In March 2000, we announced plans to consolidate our worldwide manufacturing operations, including the ceasing of production in the United Kingdom and Taiwan and outsourcing some activities performed in the United States. In December 2003 we announced that our Elgin, Illinois facility will be closed by the end of 2004. Certain high value manufacturing operations will be consolidated from Elgin into our headquarters facility in Itasca, Illinois with the balance of manufacturing operations transferred to our locations in China and Malaysia, which will be expanded to accommodate the additional activity. Our manufacturing operations operate at the highest quality levels and we believe our costs are significantly lower than our competitors.

      After the completion of our restructuring actions, our production space will be approximately 75% utilized. Our transducer manufacturing facilities are ISO 9001:2000 certified. Our manufacturing processes are comprised of both automated and manual assembly operations. Capacity can be increased as demand increases.

Sales and Marketing

      Sales and marketing efforts are organized to reflect the different markets of our customers. We serve the hearing aid industry through the 24 people in our direct sales group, which operates from offices in Illinois, United Kingdom and Japan. An independent sales representative covers Australia. Pricing of transducer products are based on a volume/price grid in which volume discounts are provided based on actual purchases. From time to time, we reduce prices to meet competition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The markets for electro-acoustical products from the military, medical, professional audio, and OEM electronics manufacturers are sold through a direct sales force of 25 people and independent sales representatives. This sales force and independent sales representatives are located in the United States, Mexico, United Kingdom, Germany, France, Japan, Taiwan, China, Korea, and Australia.

Customers

      We are the principal transducer supplier worldwide to the major hearing aid manufacturers that include GN Resound, Interton, Oticon, Phonak, Rion, Siemens, Sonic Innovations, Starkey Laboratories and Widex; medical device manufactures such as Guidant; and pro-audio manufacturers such as Shure. In addition, we are a major supplier of micro-acoustic devices for electronics manufactures including Plantronics, Phillips and HTC. In 2003, we had four customers that each represented more than ten percent of our consolidated sales and accounts receivable. As a group, these four customers represented 60 percent of our consolidated sales.

Competition

      We have held a major share of the transducer market for hearing aids for over 30 years, holding an estimated worldwide market share of approximately 75% in 2003. Our principal competitor is SonionMicrotronic, which we believe had a significant portion of the remaining market share in 2003. SonionMicrotronic generally prices their products below our pricing levels, but the difference in prices has moderated with the increase in the value of the Euro compared to the U.S. Dollar since 2002.

      The markets for micro-acoustic products outside the hearing aid industry are highly competitive and in many cases highly fragmented. We compete with many companies using various technologies in these markets, generally on the basis of technological expertise, price, product quality, reliability and on-time delivery. These competitors include large consumer electronics, communications equipment and acoustic component product companies as well as a number of smaller specialized companies.

Patents, Copyrights and Trademarks

      Patents play an important role in the strategy for each of our business units. As a matter of practice, we follow an aggressive program of filing patent applications for all new design and development concepts as soon as practical, subject to review for patentability, technical and commercial feasibility and approval by the appropriate business unit. We currently have approximately 170 patents issued in 15 countries around the world. In addition, we have more than 70 patent applications pending, reflecting our high level of focused activity on improving key areas of micro-acoustic technology.

      In addition to patents, we have more than 50 trademarks registrations and applications for registration in 20 countries around the world and 8 registered domain names for Internet web sites.

      We have five registered copyrights, as well as a number of unregistered copyrights in our original works of authorship. In addition, we have in excess of 100 unregistered trade names used to identify our products and a number of trade secret processes used to design and manufacture our products.

      Our patents and other intellectual property rights may not protect us from competition. In addition, patents by their nature are of limited duration, and several of our patents will expire during the next few years.

Employees

      We had 2,166 employees as of December 31, 2003. Of these, approximately 70% were direct production employees and 30% were staff. Geographically, 302 of our employees are based in North America, 26 in Europe and 1,838 are based in Asia. None of our employees belongs to a labor union. We have good relationships with our employees and turnover is relatively low.

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

      Sales of hearing aids outside the United States are also subject to regulatory requirements that vary from country to country. Similar requirements to those in place in the United States are imposed on hearing aid manufacturers by the European Union. All hearing aid manufacturers are required to obtain quality assurance certifications for their components to sell their products in the European Union. Accordingly, we maintain ISO 9001:2000 quality assurance certifications, which subject our operations to periodic surveillance audits.

INDUSTRY

      We apply our acoustic technology capabilities in several markets including:

Hearing Aids

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

      The overall market for hearing aids improved in the second half of 2003 after stagnating in 2001 and 2002 and the first two quarters of 2003. The United States is currently the world’s largest market for hearing aids. Hearing aid sales in the U.S. increased by 12% and 10% in the third and fourth quarters of 2003, respectively, compared to the prior year period, according to the Hearing Industries Association, an industry trade group. For the total year 2003, hearing aid sales in the United States increased 4.9% over the prior year. The increased demand is caused by a combination of factors, including an improved economic outlook, technological advances in hearing aids, and a growing population in the target market.

      In the longer term, a number of significant factors are expected to increase the demand for hearing aids including:

•	Technological advances. Advances in recent years have increased consumer satisfaction by decreasing the size and improving the performance of hearing aids. The development of programmable, digital and multiple microphone devices, greater applicability of computer software, increased use of high technology circuitry, enhanced performance in noisy environments and improved hearing aid casings are expected to further improve product performance and increase consumer satisfaction.

•	Fitting and after sales care. Improved fitting of hearing aids, both physically and audiologically, is an important factor affecting growth of the hearing aid market. Dispensers are improving after-sales care of patients and their hearing aids, including personal visits to older clients, which promises to improve customer satisfaction with hearing aids.

•	Improvement in cosmetic appearance. Through technological advances, some higher priced hearing aids have become so small that they are virtually invisible, although occlusion or blockage in connection with their use must be managed.

•	Growing elderly population. 30% of the population over the age of 65 has historically had a hearing loss problem. The 2000 U.S. Census indicated that 35 million people were age 65 or older. The U.S. Census Bureau also projects that the population age 65 or older will be 39.7 million people in 2010, and five years later in 2015, 46 million.

•	Greater use of binaural hearing aids. Clinical data has demonstrated that the use of binaural hearing aids (i.e., two hearing aids per user) benefits individuals with a hearing loss in both ears. Increased use of binaural hearing aids would result in more transducer sales (four or more per hearing aid user instead of two). The increased use of binaural hearing aids represents a special opportunity in Europe, where the use of binaural is significantly lower than in the United States.

•	Undiagnosed hearing loss. Approximately 10% of the U.S. population has some form of hearing loss, and a relatively high proportion of this population is either unaware of their hearing loss since it has occurred gradually over time or has not sought medical advice. There are considerable opportunities to increase sales to this group by educating them on the signs of hearing loss and encouraging them to visit physicians who can diagnose the hearing loss and recommend purchase of a hearing aid.

      The development of a systematic program of routine hearing screening could also lead to significantly more referrals for treatment.

•	International penetration. According to industry studies, approximately 10% of the population in developed countries could benefit from hearing aids, but only approximately 2% of the population in developed countries owns them. Since two-thirds of the worldwide population over 65 will be in developing countries by 2025, there are substantial opportunities for increased use of hearing aids in developing economies such as China, India and Eastern Europe, especially as disposable incomes rise.

Mobile Communications

      Mobile communication devices continue to expand in prevalence world wide, with over 520 million mobile phones sold in 2003, with a constant upgrade of features and capabilities driving an increase in demand. Many of the services have new voice-driven communications applications, thus requiring vendors with high volume manufacturing, significant acoustic application support and a broad line of voice input solutions. We are well positioned to capitalize on this market by selling key products to original equipment manufacturers including Silicon microphones, ECMs, custom assemblies and software for elimination of ambient noise.

High End Consumer Electronics

      We manufacture the largest offering of balance armature receiver/ speakers used in pro-audio, broadcast and radio communications. The market for high fidelity audio continues to expand through new technology (MP3 players, cellular accessories, etc.).

Security Applications

      We manufacture a variety of high quality boom-mounted microphones and customer acoustic assemblies for use in helmets, aerospace and civil/military communications that require high quality audio response.

Medical Devices

      We manufacture a variety of high quality audio products that are successfully used in manufacturing medical devices that apply high quality micro-acoustic capabilities to several medical applications.

Item 2.	Properties

PROPERTIES

		Owned/	Lease	Area
Location	Usage	Leased	Expiration	(Square feet)

US

Elgin, IL(1)	Mfg.	Owned		71,800
Itasca, IL	Hdqtrs.	Owned		60,900

				132,700
EUROPE

Burgess Hill, UK	Sales	Leased	3/31/2016	15,000

ASIA

Suzhou, China (No. 20)(2)	Mfg.	Leased	3/31/2004	21,000
Suzhou, China (Block B)	Mfg.	Leased	1/1/2005	12,900
Suzhou, China(3)	Mfg.			83,700
Tokyo, Japan(5)	Sales	Leased	6/30/2004	600
Penang, Malaysia(4)	Mfg.	Owned		57,500
Weifang, China	Mfg.	Leased	9/30/2005	32,900
Taipei, Taiwan	Sales	Leased	11/30/2005	13,200

				221,800

GRAND TOTAL				369,500

(1)	This facility is expected to be closed in September 2004.

(2)	Lease will not be renewed.

(3)	Occupancy March 2004, lease or purchase terms under negotiation.

(4)	Land lease expires 09/18/2049

(5)	Lease will be renewed.

Item 3.	Legal Matters

      The Company has no material pending or threatened litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Not applicable.

Item 6.	Selected Consolidated Financial Data

	1999(9)	2000(9)	2001	2002	2003

Statement of Operations Data(3):
Net sales	$180,595	$184,573	$173,116	$164,119	$154,042
Costs and expenses:
Cost of sales(7)	112,749	99,975	90,705	87,970	75,594
Research and development	12,247	11,753	12,845	11,735	10,225
Selling and administrative expense	25,194	28,450	34,420	30,981	29,732
Recapitalization expense(1)	10,674	—	—	—	—
Loss on sale of business(8)	—	—	—	16,736	—
Restructuring expenses(2)	—	14,858	(179)	2,112	1,532

Operating income	$19,731	$29,537	$35,325	$14,585	$36,959
Interest income	883	941	139	129	111
Interest expense	(23,051)	(43,292)	(37,666)	(33,891)	(35,835)
Miscellaneous, net	(123)	—	—	—	—

Income (loss) from continuing operations before income taxes	(2,560)	(12,814)	(2,202)	(19,177)	1,235
Income tax expense (benefit)	8,786	(1,580)	6,313	11,744	491

Income (loss) from continuing operations after income taxes	(11,346)	(11,234)	(8,515)	(30,921)	744
Income (loss) from discontinued operations after income taxes:
Loss on sale of Infrared division	—	—	—	—	(8,576)
Gain on sale of Synchro-Start division	—	—	—	—	35,570
Income from discontinued operations(3)	6,200	7,667	7,036	6,545	932

Income from discontinued operations after income taxes	6,200	7,667	7,036	6,545	27,926

Net income (loss)	$(5,146)	$(3,567)	$(1,479)	$(24,376)	$28,670

C Corporation Pro Forma Data(4) — unaudited:
C Corporation pro forma income taxes(4)	$19,125	—	—	—	—
C corporation pro forma income (loss) from continuing operations adjusted for income taxes	$(21,685)	—	—	—	—

	1999(9)	2000(9)	2001	2002	2003

Other Financial Data:
Depreciation and amortization	$10,824	$10,613	$11,693	$8,703	$7,443
Capital expenditures	14,500	16,151	21,276	8,427	14,776
Cash flows from operating activities(11)	49,274	22,835	9,816	29,679	11,111
Cash flows from investing activities	(14,500)	(15,488)	(17,614)	(4,867)	30,469
Cash flows from financing activities	(19,055)	(12,160)	(6,152)	(3,563)	(54,201)
EBITDA(5)	30,432	40,150	47,018	23,288	44,402
EBITDA as adjusted(10)	44,338	54,648	46,419	42,930	45,933
Ratio of earnings to fixed charges(6)	—	—	—	—	1.0	x
Balance Sheet Data:
Cash and cash equivalents	$24,403	$16,292	$2,029	$23,879	$11,227
Total assets	188,108	193,867	179,992	150,839	112,573
Long term debt including current maturities	350,134	348,807	339,773	339,622	288,180
Preferred stock mandatorily redeemable in 2019	194,250	213,675	235,042	258,547	284,401
Total common stockholders’ equity (deficit)	(412,724)	(442,507)	(465,780)	(518,151)	(512,375)

See accompanying notes.

(1)	The “Recapitalization expenses” consisted primarily of bonuses, special one-time recognition payments to employees, termination costs of a supplemental executive retirement plan and legal, accounting, public relations and other professional fees.

(2)	The “Restructuring expenses” for the year 2000 thru 2002 are related to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through December 2002, these actions reduced our global workforce by about 20%. The restructuring expense in 2003 is primarily related to the closure of our Elgin, Illinois facility announced in November 2003.

(3)	Net income from discontinued operations in 1999 thru 2003 represents the activities of the Synchro-Start and Infrared businesses sold during 2003, and in 1999, the Finance Company of Illinois, an equipment financing business that was distributed to our preexisting stockholders on June 29, 1999. Years 1999 thru 2002 have been restated to reflect these discontinued operations.

(4)	Effective January 1, 1997, our stockholders elected under the S Corporation rules of the Internal Revenue Code to have Knowles’ income included in their own income for federal income tax purposes. As a result of the Recapitalization, we terminated our S Corporation status for federal income tax purposes effective June 29, 1999. For informational purposes, the selected historical consolidated financial data includes an unaudited pro forma presentation of income taxes which would have been recorded if we had been a C Corporation.

(5)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization. For the years 2000, 2001, 2002 and 2003 EBITDA includes restructuring charges of $14,858, ($179), $2,112 and $1,532 respectively. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

       Reconciliation of operating income to EBITDA:

	1999	2000	2001	2002	2003

Operating income	$19,731	$29,537	$35,325	$14,585	$36,959
Depreciation and amortization	10,824	10,613	11,693	8,703	7,443
Miscellaneous, net	(123)	—	—	—	—

EBITDA	$30,432	$40,150	$47,018	$23,288	$44,402

(6)	The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes and fixed charges) by fixed charges interest expense plus one-third of rental expense (the portion deemed representative of the interest factor). Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 1999, 2000, 2001 and 2002 by approximately $2.6, $14.8, $2.2 and $19.2 million, respectively.

(7)	During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method. Prior year results have been restated to reflect the retroactive application of this tax accounting change; 2000 and 1999 results were decreased by $1,011 and $1,674, respectively.

(8)	In November 2002 the Company sold its Ruf Electronics operations, which were part of the Automotive Components segment, and recorded a loss of $16,736. The loss includes $1,186 transferred from accumulated other comprehensive income. The proceeds from the sale were not material. The Company may receive additional payment amounts in 2004 and 2005 if the Ruf operations meet certain financial targets.

(9)	The results for 1999 and 2000 have been restated to correct an error in the pension expense recorded by our U.K. facility, increasing operating income by $267 and $300, respectively, and to reduce restructuring expense in 2000 to reflect the $1.0 million pension curtailment gain that should have been recorded. Appropriate balance sheet accounts have also been restated. See Consolidated Financial Statement Footnote 2.

(10)	“EBITDA as adjusted” is defined as earnings before interest, taxes, depreciation and amortization; and for the year 1999 recapitalization expense; for years 2000 thru 2003 restructuring charges; for years 1999 thru 2002 EBITDA from Ruf Electronics (sold in 2002); and for the year 2002 loss on sale of business. EBITDA as adjusted is a key measurement used by management and presented solely as a supplemental disclosure.

       Reconciliation of EBITDA to “EBITDA as adjusted”:

	1999	2000	2001	2002	2003

EBITDA	$30,432	$40,150	$47,018	$23,288	$44,401
Recapitalization expense	10,674	—	—	—	—
Restructuring charges	—	14,858	(179)	2,112	1,532
Ruf EBITDA	3,232	(360)	(420)	794	—
Loss on sale of business	—	—	—	16,736	—

EBITDA as adjusted	$44,338	$54,648	$46,419	$42,930	$45,933

(11)	Represents total cash flow from continuing and discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and the related notes included elsewhere in this report on Form 10-K.

Overview

      We are a leading international manufacturer of technologically advanced microacoustic products. Since we were founded in 1946, we have leveraged our core competence in acoustic technology to build expertise in hearing aid transducer and low voltage integrated circuit design, electronic controls and precision manufacturing in the United States and other countries. We have numerous international operations with our largest facilities in the United States, China and Malaysia. We are strongly focused on reducing costs while simultaneously increasing quality. See Part I — Business Description for more details.

      The Company divested its non-core businesses during the last two years and is now focused on its core microacoustics business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003 the Company completed the sale of its Synchro-Start division to Woodward Governor Company. In November 2002 the Company sold Ruf Electronics, a manufacturer of automotive sensors and controls. The financial statements for the period ending December 31, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). Accordingly, the Synchro-Start and Ruwido businesses have been removed from the Company’s results of continuing operations for all periods presented. The assets and liabilities of the discontinued operations have been summarized as current and netted together for presentation on the balance sheet. The sale of Ruf is not accounted for as a discontinued operation under GAAP, but is included in the period up to its sale in November 2002 as component of continuing operations. With the sale of these three business units, the Company has focused its product offering in one business segment — Microacoustics. For more detail on the divestitures, see Consolidated Financial Statements Footnote 3, Discontinued Operations.

      The Company is highly leveraged as a result of its 1999 recapitalization. During 2003, the Company reduced debt by $51.4 million, and refinanced the $31.8 million “A” portion of its bank debt. As of December 31, 2003, the Company had no short-term debt and Notes payable of $288.2 million. No principal payments are due in the next twelve months. The Company is required to maintain certain leverage and interest coverage ratios in order to be in compliance with its Credit Agreement covenants and to access its revolving credit facility. The Company was in compliance with its leverage and interest coverage ratios and its other covenant requirements as of December 31, 2003 and expects to be in compliance through December 31, 2004. For more detail, see the Liquidity and Capital resources section below.

      Our 2003 revenue, operating income and EBITDA, as reported, were $154.0 million, $37.0 million and $44.4 million, respectively. Our 2003 EBITDA as adjusted (defined in Item 6. Selected Consolidated Financial Data, Footnote 10) was $45.9 million.

      Sales decreased $10.1 million in the twelve months ending December 31, 2003 because of the sale of Ruf in November 2002. Excluding Ruf sales of $14.2 million from the 2002 results, sales increased by $4.1 million or 2.7% in 2003 with increases in transducers, silicon microphones and electromechanical devices for the hearing aid market. Gross margin rates improved in 2003 due to the sale of Ruf and due to improved product reliability, better inventory controls and on going cost improvement programs. Operating expenses decreased by $2.7 million due to the sale of Ruf, but increased by $2.2 million or 5.8% when Ruf is excluded from the prior year period. The Company reported restructuring expenses of $1.5 million in 2003 (primarily accruals for restructuring related to the scheduled closure of our Elgin, Illinois facility) and restructuring expenses of $2.1 million in 2002 (primarily the loss on the sale of a facility in Taiwan and severance). The Company reported a $16.7 million loss on the sale of Ruf in 2002. Operating income increased by $22.4 million in 2003, primarily because of the 2002 loss on the sale of Ruf and improved operating results in 2003. The Company’s key performance indicator is EBITDA as adjusted, which improved by $3.0 million in 2003 due to the improved sales and gross margin rates. The increase in EBITDA was realized in the fourth quarter, primarily due to improved conditions in the market for hearing aids and favorable manufacturing costs. For more detail, see the Consolidated Results from Operations, below.

Key Line Items in the Income statement

      Net sales. We recognize sales when title to the products transfers to the customer, which typically is upon the shipment of products to the customers, and when collectability is reasonably assured.

      Growth in net sales for transducers is generally driven by growth in the market for hearing aids and to a lesser extent by the market for high quality micro-acoustic products in the security, medical and professional audio markets. There has been growing price competition in the market for hearing aid components over the last several years. Unit volumes increased in the worldwide market for hearing aids in the second half of 2003. We believe that this improvement in the hearing aid markets will continue in 2004 and will more than offset any decline in transducer prices in 2004.

      Net sales for microacoustic devises other than transducers have been driven by the emergence of new markets for acoustic technologies and our penetration of those markets. These markets have been growing substantially due to technological advances in and increased penetration of mobile communication devices, high-end consumer electronics, security applications, medical device manufacturers and a variety of specialty applications that require high performance acoustic performance. We realized a major milestone in December, 2002 with what we believe was the first commercial shipment of the world’s first surface mount microphone, based on semiconductor technology. In 2003 we continued to refine this innovative product and developed manufacturing methods that allowed us to ship the Silicon Microphone into markets such as cell phones in commercial quantities.

      Cost of sales. Our cost of sales consists mainly of materials, direct and indirect labor costs and other overhead. Other overhead includes depreciation, equipment and tooling maintenance, shipping and manufacturing supplies. Indirect labor payroll expense and production overhead expense make up the largest component of cost of sales. Materials makes up the next largest and direct labor payroll expense is the smallest component of cost of sales. Depreciation is included as an expense in the line item that corresponds to the asset being depreciated (i.e. manufacturing facilities are depreciated in cost of sales, headquarter facilities are depreciated in general and administrative expense). About 57% of our depreciation expense in 2003 and 2002 is reflected in cost of sales.

      A semi-skilled workforce performs most of our direct labor. Therefore, we have emphasized moving manufacturing to lower wage locations, including China and Malaysia. In March 2000, we announced plans, which we executed in 2000 and 2001 to consolidate our worldwide manufacturing operations, with a strong focus on Asia. We outsourced manufacturing activities previously performed at our Itasca and Rolling Meadow, Illinois facilities and ceased production at our manufacturing facilities in the United Kingdom and Taiwan. In November 2003 we announced that our Elgin, Illinois facility will be closed by the end of 2004. The majority of manufacturing activity will be transferred from Elgin to our locations in China and Malaysia.

      Our material costs primarily relate to unprocessed materials, including steel, copper wire, and magnet bar stock. We purchase certain integrated circuits, magnets and diaphragm assemblies customized specifically for its products from outside suppliers, some of which are single sourced. Our materials costs generally relate to similar unprocessed materials or commodities.

      Research and development. Research and development costs consist mainly of personnel cost, facilities and contract costs. The principal purpose of our research and development efforts is to strengthen our product offering, provide technical expertise to our customers and to provide new products for growth markets.

      Sales and marketing expense. Our sales and marketing expenses consist of personnel costs, advertising, market research and occupancy expenses. Our selling expenses have not been a significant portion of our period expenses, but are increasing due to our expansion in markets beyond the hearing aid industry, which requires additional sales and product management infrastructure to support future growth. We sell most of our products to original equipment manufacturers and distributors, through internal sales forces and outside sales agents.

      General and administrative expense. Our general and administrative expenses consist of personnel costs, legal, accounting and other professional costs, management information systems and rent.

      We have replaced certain management information systems, requiring expenditures of approximately $11 million from 2000 through 2003. Approximately $8 million was spent in 2001, of which $6.6 million was capitalized. All locations now are integrated into the Company’s ERP system.

      Other income (expense). Other income (expense) consists of interest income, interest expense and miscellaneous expenses. Due to our recapitalization, interest expense was $35.8 million in 2003, $33.9 million in 2002 and $37.7 million in 2001. The increase in interest expense in 2003 was caused by the refinancing of the “A” portion of the bank debt with the higher interest “C” loan.

      Income taxes. Effective June 30, 1999, Knowles became a C corporation and subsequently, has been subject to federal income taxes. Income taxes were a small net benefit in 2000 due to our ability to use a net loss carry forward from 1999. The provision for income taxes exceeded pretax income in 2001 due to not being able to offset the profitable foreign operations with the U.S. loss arising from the interest expense. In 2002 the Company provided for $11.7 million of taxes despite a pre-tax loss of $19.2 million primarily due to providing a valuation allowance against the net U.S. deferred income tax assets. The valuation allowance was recorded due to the uncertainty of realizing the benefit of deferred tax assets as a result of continued U.S. losses created by the significant interest expense associated with the Company’s debt. Income taxes in 2003 were an expense of $0.5 million, with taxes on profitable foreign operations partially offset by a favorable adjustment to the valuation adjustment against the U.S. deferred tax asset.

      Foreign exchange exposure. Our revenues are primarily denominated in the U.S. dollar. To a much lesser degree we also have revenues billed in the Japanese Yen and the British Pound. Our expenses are principally denominated in those currencies, but are also denominated in the local currencies of China, Malaysia, and Taiwan. We do not hedge our foreign exchange exposure, since we generally incur significant costs in the same currencies in which we have sales. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. An increase in the value of the Chinese or Malaysia currency relative to the U.S. Dollar would have an adverse effect on the Company’s cost of sales.

Consolidated Results of Operations

      The table below shows the principal line items from our historical consolidated income statements. For the twelve months ending December 31, 2002 and December 2001, the consolidated results are shown with and without the Ruf business, which was sold in November 2002.

		12 Months Ending			12 Months Ending
	12 Months
	Ending			12/31/02			12/31/01
	12/31/03	12/31/02	12/31/02	Consolidated	12/31/01	12/31/01	Consolidated
	Consolidated	Consolidated	Ruf	Excluding Ruf	Consolidated	Ruf	Excluding Ruf

	$ millions
Net sales	$154.0	$164.1	$14.2	$149.9	$173.1	$18.0	$155.1
Cost of sales	75.6	88.0	10.6	77.4	90.7	13.4	77.3

Gross margin	78.4	76.1	3.6	72.5	82.4	4.6	77.8
Gross margin %	50.9%	46.4%	25.4%	48.4%	47.6%	25.6%	50.2%
Research and development	10.2	11.7	1.7	10.0	12.9	1.9	11.0
Sales and marketing	9.2	9.5	1.0	8.5	10.9	1.1	9.8
General and administrative	20.5	21.5	2.2	19.3	23.5	2.9	20.6

Total operating expenses	$39.9	$42.7	$4.9	$37.8	$47.3	$5.9	$41.4
Loss on sale of business	—	16.7	16.7	—	—	—	—
Restructuring expenses	1.5	2.1	—	2.1	(0.2)	0.8	(1.0)

Operating income from continuing operations	$37.0	$14.6	$(18.0)	$32.6	$35.3	$(2.1)	$37.4
Interest expense, net	35.8	33.8	—	33.8	37.5	—	37.5

Income from continuing operations, before tax	$1.2	$(19.2)	$(18.0)	$(1.2)	$(2.2)	$(2.1)	$(0.1)
EBITDA from continuing operations	$44.4			$40.8			$46.6
EBITDA as adjusted	$45.9			$42.9			$46.4

Key Changes in 2003

      Excluding the decrease caused by the November 2002 sale of Ruf, sales increased by $4.1 million in 2003 compared to the year earlier due to increases in sale of transducers for hearing aid and security applications, increased sales of the silicon microphone and sales of electromechanical devices to the hearing aid market.

      Gross margins as a percentage of revenue in 2003 increased due to the sale of Ruf and due to improved manufacturing efficiencies, improved inventory controls and reduced costs of warranty.

      Operating expenses decreased by $2.8 million in 2003, with a $4.9 million decrease caused by the sale of Ruf only partially offset by a $2.1 million increase in ongoing expenses, primarily general and administrative expenses.

      The sale of Ruf in November 2002 resulted in a loss on the sale of the business of $16.7 million in 2002. Restructuring expenses of $1.5 million in 2003 were primarily an accrual for expected severance costs related to the Company’s expected closure of its Elgin, Illinois manufacturing facility in 2004. Restructuring expenses in 2002 of $2.1 million included a $1.2 million loss on the sale of a facility in Taiwan and severance expenses.

      Operating income increased by $22.4 million in 2003, primarily due to the $16.7 million loss on the sale of Ruf in the prior year and improved sales and margins, only partially offset by increased operating expenses.

      Interest expense increased by $2.0 million in 2003, primarily due to the refinancing of the $31.7 million “A” portion of the bank debt at a higher interest rate partially offset by reduced borrowing levels.

      Income from continuing operations before tax increased by $20.4 million, with $16.7 million of the increase due to the loss on the sale of Ruf that was recorded in 2002 and $1.3 million due to the operating loss associated with Ruf in 2002. In addition, income from continuing operations increased by $2.4 million due to improved sales and margins, partly offset by higher operating expenses and higher interest expenses.

      EBITDA as adjusted increased from $42.9 million in 2002 to $45.9 million in 2003 primarily due to increased sales and improved gross margins.

      For more detail on results of operations, see the section below, “Year Ended December 31, 2003 Compared to Year Ended December 31, 2002”.

      As a percentage of net sales, results for the last three years were as follows —

		12 Months Ending			12 Months Ending
	12 Months
	Ending			12/31/02			12/31/01
	12/31/03	12/31/02	12/31/02	Consolidated	12/31/01	12/31/01	Consolidated
	Consolidated	Consolidated	Ruf	Excluding Ruf	Consolidated	Ruf	Excluding Ruf

	% of net sales
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.1%	53.6%	74.6%	51.6%	52.4%	74.4%	49.8%
Gross margin	50.9%	46.4%	25.4%	48.4%	47.6%	25.6%	50.2%
Research and development	6.6%	7.1%	12.0%	6.7%	7.5%	10.6%	7.1%
Sales and marketing	6.0%	5.8%	7.0%	5.7%	6.3%	6.1%	6.3%
General and administrative	13.3%	13.1%	15.5%	12.9%	13.6%	16.1%	13.3%
Total operating expenses	25.9%	26.0%	34.5%	25.2%	27.3%	32.8%	26.7%
Loss on sale of business	0.0%	10.2%	117.6%	0.0%	0.0%	0.0%	0.0%
Restructuring expenses	1.0%	1.3%	0.0%	1.4%	-0.1%	4.4%	-0.6%
Operating income	24.0%	8.9%	-126.8%	21.7%	20.4%	-11.7%	24.1%
Interest expense, net	23.2%	20.6%	0.0%	22.5%	21.7%	0.0%	24.2%
Income (loss) from continuing operations, before tax	0.8%	-11.7%	-126.8%	-0.8%	-1.3%	-11.7%	-0.1%
EBITDA	28.8%			27.2%			30.0%
EBITDA as adjusted	29.8%			28.6%			29.9%

      Operating income excluding Ruf was 24.0% in 2003 compared to 21.7% in 2002 and 24.1% in 2001. EBITDA as adjusted was 29.8% in 2003 compared to 28.6% in 2002 and 29.9% in 2001.

      The improved profitability as a percentage of sales in 2003 was due to the increased sales of transducers and electromechanical products; improved gross margin rates created by improved manufacturing efficiencies; improved inventory controls and reduced costs of warranty.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	12 Months Ending
			$ Change	% Change
	12/31/2003	12/31/2002	From Prior Year	From Prior Year

	$ millions
Consolidated sales	$154.0	$164.1	$(10.1)	-6.2%
Sales from Ruf	—	14.2	$(14.2)	-100.0%

Consolidated sales, excluding Ruf	$154.0	$149.9	$4.1	2.7%

      Consolidated net sales decreased by 6.2% in 2003 compared to 2002, due to the November 2002 sale of Ruf Electronics. Excluding the sales of Ruf in 2002, sales increased by 2.7 % in 2003 over 2002. The increase was caused by an increase in sales of transducers to the hearing aid industry and to security and medical applications, increased sales of the Silicon Microphone and increased sales of Deltek brand electromechanical components.

      The following table sets forth cost of sales and cost of sales as a percent of net sales.

	12 Months Ending
			$ Change	% Change
	12/31/2003	12/31/2002	From Prior Year	From Prior Year

	$ millions
Consolidated cost of sales	$75.6	$88.0	$(12.4)	-14.1%
Cost of sales from Ruf	—	10.6	$(10.6)	-100.0%

Consolidated cost of sales, excluding Ruf	$75.6	$77.4	$(1.8)	-2.3%
% of Net Sales	49.1%	51.6%

      Consolidated cost of sales as a percentage of net sales decreased by 450 basis points, with 200 basis points of the decrease due to the sale of the low-margin Ruf business. The remaining decrease was primarily due to improved manufacturing efficiencies, including lower production costs, improved inventory controls and reduced costs of warranty.

      The following table sets forth operating expenses and operating expenses as a percentage of net sales compared to the prior year:

	12 Months Ending				Change Excluding RUF

		12/31/2002		12/31/2002	$ Change	% Change
	12/31/2003	Including	12/31/2002	Excluding	From	From
	Consolidated	RUF	Ruf	RUF	Prior Year	Prior Year

	$ millions
Research & development	$10.2	$11.7	$1.7	$10.0	$0.2	2.0%
Sales and marketing	9.2	9.5	1.0	8.5	0.7	8.2%
General and administrative	20.5	21.5	2.2	19.3	1.2	6.2%

Total operating expenses	$39.9	$42.7	$4.9	$37.8	$2.1	5.6%
% of net sales	25.9%	26.0%	34.5%	25.2%

      Operating expenses decreased by $2.8 million in 2003 compared to the year earlier due to the November 2002 sale of Ruf. Excluding Ruf, total operating expenses increased by $2.1 million or 5.6% in the twelve months ending 2003 compared to the year earlier period. Research and development spending (excluding Ruf) increased by $0.2 million or 2% due to increased spending on product development, including the Ferrofluid receiver, the Pantograph receiver, and the Silicon Microphone. Sales and marketing expenses excluding Ruf increased by $0.7 million or 8.2% primarily due to expanded sales support of the Silicon Microphone worldwide. General and administrative expenses excluding Ruf increased by $1.2 million or 6.2%, primarily due to increased employee and employee benefit costs, including relocation, pension, medical and other benefit expenses. Operating expenses as a percentage of net sales (excluding Ruf) increased from 25.2% to 25.9 % due to the increased sales and marketing and general and administrative expenses.

      The following table sets forth income from continuing operations for the twelve months ending 2003 compared to the year earlier period:

		12 Months Ending

	12 Months				Change Excluding
	Ending			12/31/02	RUF
	12/31/03	12/31/02	12/31/02	Consolidated
	Consolidated	Consolidated	Ruf	Excl Ruf	$s	%

	$ millions
Sales	$154.0	$164.1	$14.2	$149.9	4.1	2.7%
Gross margin	78.4	76.1	3.6	72.5	5.9	8.1%
Gross margin %	50.9%	46.4%	25.4%	48.4%
Total operating expenses	$39.9	$42.7	$4.9	$37.8	2.1	5.6%
Loss on sale of business	—	16.7	16.7	—	—	—
Restructuring expenses	1.5	2.1	—	2.1	(0.6)	-28.6%

Operating income	$37.0	$14.6	$(18.0)	$32.6	$4.4	$0.3
Interest expense, net	35.8	33.8	—	33.8	2.0	5.9%

Income from continuing operations, before tax	$1.2	$(19.2)	$(18.0)	$(1.2)	2.4	-200.0%
EBITDA from continuing operations	$44.4			$40.8	3.6	8.8%
EBITDA as adjusted	$45.9			$42.9	3.0	7.0%

      Operating income of $37.0 million in the twelve months ending December, 2003 increased by $22.4 million, with $16.7 million of the increase due to the loss in 2002 on the sale of Ruf and $4.4 million due to improved profitability in ongoing operations due to increased sales and improved gross margin rates. The Company announced the sale of Ruf in November 2002. Although the proceeds from the sale were not significant, the sale allowed the Company to exit from a non-core business, which was not profitable. The net loss from the sale of Ruf in 2002 was $16.7 million.

      Restructuring expenses of $1.5 million in 2003 were primarily an accrual for expected severance costs related to the Company’s expected closure of its Elgin, Illinois manufacturing facility in 2004. Restructuring expenses in 2002 of $2.1 million included a $1.2 million loss on the sale of a facility in Taiwan and severance expenses.

      Interest expenses of $35.8 million in 2003 reflect the debt incurred by the Company in association with its recapitalization in 1999. See Liquidity and Capital Resources below. Compared to 2002, interest expense increased by $2.0 million, primarily due to the refinancing of the $31.7 million of the “A” portion of the bank debt, which was replaced with $35 million of “C” debt. The “C” debt is at a fixed rate of 18.5% compared to a lower rate of LIBOR plus 5% for the “A” debt.

      Income from continuing operations before tax was $1.2 million in 2003, an improvement of $20.4 million compared to the loss of $19.2 million in 2002. The improvement was due to the 2002 loss on the sale of Ruf of $16.7 million, the avoidance of the 2002 operating loss from Ruf of $1.3 million and $4.4 million of improved operating results that were only partially offset by increased interest expense of $2.0 million.

      The key measurement used by management to gauge the profitability of the business is EBITDA as adjusted, which increased from $42.9 million in 2002 to $45.9 million in 2003. The increase of $3.0 million was caused by increased sales and improved gross margin rates, only partially offset by increased operating expenses.

      Key statistics related to income taxes and gains/losses from discontinued operations are as follows:

		12 Months Ending
	12 Months
	Ending			12/31/02
	12/31/03	12/31/02	12/31/02	Consolidated
	Consolidated	Consolidated	Ruf	Excl Ruf

	$ millions
Income (loss) from continuing operations, pre tax	$1.2	$(19.2)	$(18.0)	$(1.2)
Tax provision	0.4	11.7	—	11.7

Income (loss) from continuing operations, after tax	$0.8	$(30.9)	$(18.0)	$(12.9)
Gain on sale of discontinued businesses, after tax	27.0	—	—	—
Income from discontinued operations, after tax	0.9	6.5	—	6.5

Net Income (loss)	$28.7	$(24.4)	$(18.0)	$(6.4)

      The tax provision in 2003 reflects taxes of foreign operations partly offset by a reduction in the valuation allowance against the net U.S. deferred tax income tax asset. In 2002, the Company provided for $11.7 million of taxes despite a pre-tax loss primarily due to providing a valuation allowance against the net U.S. deferred income tax assets.

      The Company sold Synchro-Start in May 2003 for $49.7 million. The Company retained pension liabilities of $3.5 million associated with the SSPI pension plan covering U.S. employees. The Company recorded a gain of $35.6 million on the sale of Synchro-Start, which is net of $0.7 million of tax expense on the gain. The Company sold the Infrared business for $0.1 million in July 2003 with the buyer assuming $4.0 million of debt. The Company recorded an $8.6 million loss on the sale.

      Income from discontinued operations, after tax of $0.9 million in 2003 reflects the after-tax results of the Synchro-Start and the Ruwido businesses in 2003 prior to their sale. The income from discontinued operations was significantly lower than the prior year due to the partial year nature of the results, a decrease in margin rates and an increase in operating expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	12 Months Ending
			$ Change	% Change
	12/31/2002	12/31/2001	From Prior Year	From Prior Year

	$ millions
Consolidated sales	$164.1	$173.1	$(9.0)	-5.2%
Sales from Ruf	14.2	18.0	$(3.8)	-21.1%

Consolidated sales, excluding Ruf	$149.9	$155.1	$(5.2)	-3.4%

      Overall, consolidated net sales decreased 5.2% in 2002 compared to 2001. Ruf sales decreased $3.8 million. Consolidated sales excluding Ruf decreased by $5.2 million due to lower average selling prices for transducer products, created by a consolidation in the ownership of the customer base and increased price competition.

      Consolidated cost of sales increased by 120 basis points as a percent of net sales in 2002 compared to the prior year, despite the decline in sales from the low margin Ruf business. The increase in cost of sales as a percentage of revenue was due to lower average selling prices for transducers, which were only partially offset by lower warranty costs.

      The following table sets for operating expenses and operating expenses as a percentage of revenue for the twelve months ending December 31, 2002 compared to the prior year:

							$ Change	% Change
							From Prior	From Prior
	12/31/2002		12/31/2002	12/31/2001		12/31/2001	Year	Year
	Including		Excluding	Including		Excluding	Excluding	Excluding
	RUF	Ruf	RUF	RUF	Ruf	RUF	RUF	RUF

	$ millions
Research & development	$11.7	$1.7	$10.0	$12.9	$1.9	$11.0	$(1.0)	-9.1%
Sales and marketing	9.5	1.0	8.5	10.9	1.1	9.8	(1.3)	-13.3%
General and administrative	21.5	2.2	19.3	23.5	2.9	20.6	(1.3)	-6.3%

Total operating expenses	$42.7	4.9	$37.8	$47.3	$5.9	$41.4	$(3.6)	-8.7%
% of net sales	26.0%	34.5%	25.2%	27.3%	32.8%	26.7%

      Operating expenses decreased in all categories in the twelve months ending December 31, 2002 compared to the year earlier period, primarily due to a program to reduce discretionary spending on all non-essential programs.

      The following table sets forth key operating statistics for the twelve months ending 2002 compared to the year earlier period:

	12 Months Ending			12 Months Ending

			12/31/02			12/31/01
	12/31/02	12/31/02	Consolidated	12/31/01	12/31/01	Consolidated
	Consolidated	Ruf	Excl Ruf	Consolidated	Ruf	Excl Ruf

	$ millions
Net sales	$164.1	$14.2	$149.9	$173.1	$18.0	$155.1
Gross margin	76.1	3.6	72.5	82.4	4.6	77.8
Gross margin %	46.4%	25.4%	48.4%	47.6%	25.6%	50.2%
Total operating expenses	$42.7	$4.9	$37.8	$47.3	$5.9	$41.4
Loss on sale of business	16.7	16.7	—	—	—	—
Restructuring expenses	2.1	0.0	2.1	(0.2)	0.8	(1.0)

Operating income (loss)	$14.6	$(18.0)	$32.6	$35.3	$(2.1)	$37.4
Interest expense, net	33.8	0.0	33.8	37.5	0	37.5

Income from continuing operations, before tax	$(19.2)	$(18.0)	$(1.2)	$(2.2)	$(2.1)	$(0.1)
EBITDA from continuing operations	$40.0		$40.8	$47.0		$46.6
EBITDA as adjusted			$42.9			$46.4

      Sales decreased by $9.0 million with microacoustic products declining by $5.2 million due to lower prices and Ruf sales decreasing by $3.8 million. Gross margin decreased by $6.3 million due to the reduction in transducer selling prices and lower sales at Ruf. Partially offsetting these margin declines was a reduction in period expenses of $4.6 million. Restructuring expenses of $2.1 million were recorded in 2002, primarily for the loss on the sale of the Taiwan building and severance. A loss on the sale of Ruf of $16.7 million was recorded in 2002. Operating income decreased by $20.7 million in 2002 due to the loss on the sale of Ruf, the decline in sales and higher restructuring expenses, only partially offset by lower operating expenses.

      The key measurement used by management to gauge the profitability of the business is EBITDA as adjusted, which decreased from $46.4 million in 2001 to $42.9 million in 2002. The decrease of $3.5 million in EBITDA as adjusted was caused by the lower sales and margins, which were a result of the decline in average selling prices. The lower sales and margins were only partially offset by the $3.6 million decrease in operating expenses.

      Key statistics related to income taxes and gains/losses from discontinued operations are as follows

	12 Months Ending			12 Months Ending

			12/31/02			12/31/01
	12/31/02	12/31/02	Consolidated	12/31/01	12/31/01	Consolidated
	Consolidated	Ruf	Excl Ruf	Consolidated	Ruf	Excl Ruf

	$ millions
Loss from continuing operations, pre tax	$(19.2)	$(18.0)	$(1.2)	$(2.2)	$(2.1)	$(0.1)
Tax provision	11.7	—	11.7	6.3	—	6.3

Loss from continuing operations, after tax	$(30.9)	$(18.0)	(12.9)	$(8.5)	$(2.1)	$(6.4)
Income from discontinued operations, after tax	6.5	—	6.5	7.0	—	7.0

Net income (loss)	$(24.4)	$(18.0)	$(6.4)	$(1.5)	$(2.1)	$0.6

      Income tax expense was $11.7 million in 2002 compared to $6.3 million in 2001. In 2002 the Company provided for $11.7 million of taxes despite a pre-tax loss of $19.2 million primarily due to providing a valuation allowance against the net U.S. deferred income tax assets. The tax provision in 2001 was higher than the statutory rate due to the distribution of earnings between profitable foreign operations, which create taxable expense, and a loss in U.S., which does not create an additional tax benefit.

      Income from discontinued operations was $6.5 million in 2002 and $7.0 million in 2001. This represents the net income from the SSPI and the Ruwido businesses in those periods.

      The Company reported a net loss of $24.4 million for 2002 due to the loss from continuing operations, the tax provision and the loss on the sale of Ruf, only partially offset by the income from discontinued operations. In 2001, the Company reported a net loss of $1.5 million due to the loss at Ruf and the tax provision, partially offset by income from discontinued operations of $7.0 million.

Seasonality and Quarterly Results of Operations

      Our sales have been subject to a small degree of seasonality in the past several years. The second and fourth quarters have been our strongest quarters. This seasonality of our sales resulted primarily from stronger customer demand in the second and fourth quarter. In addition to the normal seasonality trends, the fourth quarter of 2003 was especially strong due to improved conditions in the hearing aid market and an increase in shipments of the Silicon Microphone. The seasonality is slightly distorted in the reported results due to the inclusion of Ruf results up until its sale in November 2002.

      The following table sets forth selected financial information by fiscal quarter.

SELECTED FINANCIAL INFORMATION BY QUARTER — UNAUDITED(4)

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002(3)	2003	2003	2003	2003

Net sales	$39.4	$44.3	$39.7	$40.7	$37.5	$38.9	$34.7	$42.9
Cost of sales	21.8	23.1	21.6	21.5	18.9	18.9	17.6	20.2
Research and development	3.0	3.4	2.4	2.9	2.3	2.9	2.5	2.5
Selling and marketing	2.6	2.6	2.1	2.2	2.1	2.3	2.3	2.5
General and administrative	5.5	6.3	4.6	5.1	5.7	4.8	4.3	5.7
Loss on sale of business(1)	—	8.7	4.2	3.8	—	—	—	—
Restructuring expense(2)	—	0.6	1.0	0.5	—	—	—	1.5

Operating income (loss)	$6.5	$(0.4)	$3.8	$4.7	$8.5	$10.0	$8.0	$10.5

Income (loss) from continuing operations after taxes	(1.6)	(9.2)	(2.8)	(17.3)	(1.1)	(0.7)	(1.2)	3.7
Income from discontinued operations(5)	1.2	1.4	1.4	2.5	1.1	25.6	1.1	0.1

Net income (loss)(6)	$(0.4)	$(7.8)	$(1.4)	$(14.8)	$0.0	$24.9	$(0.1)	$3.8

Ruf Sales	5.4	4.3	4.5	3.8	—	—	—	—

Net sales excluding Ruf	$34.0	$40.0	$35.2	$36.9	$37.5	$38.9	$34.7	$42.9

(1)	The “Loss on Sale of Business” is related to the losses recorded on the sale of Ruf in November 2002. For the quarters ended June 30 and September 30, 2002, the loss represents the impairment of the Ruf assets recorded in those quarters.

(2)	The “Restructuring expenses” in 2002 relate to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, and China. These actions have reduced our global workforce by about 20%. In 2002 these expenses are related to the loss on the sale of a facility in Taiwan, and severance. The Restructuring expenses in 2003 primarily relate to the closure of the Elgin, Illinois facility announced in November 2003.

(3)	The quarter ended December 31, 2002 includes a $1.7 million reduction of expenses to adjust depreciation and amortization expense and to adjust the warranty liability related to historical sales and claim experience.

(4)	Quarterly information for 2002 and 2003 has been restated to reflect the sales of the Synchro-Start and Infrared businesses in May and July 2003 respectively.

(5)	Income from discontinued operations for the quarter ended June 30, 2003 includes the gain on sale of the Synchro-Start business and loss on the sale of the Infrared business.

(6)	Net loss for the quarter ended December 31, 2002 includes a tax provision to record a valuation allowance against deferred tax assets of approximately $11.7 million. Net income for the quarter ended December 31, 2003 includes a reduction of contingent tax liabilities of approximately $1.5 million.

Liquidity and Capital Resources

      We have historically used available funds for capital expenditures and working capital management. These funds have been obtained from operating activities and from lines of credit. In the future, we will continue to have these needs. We also will have substantial interest expense of approximately $33 to $38 million each year.

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

      In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a bank credit agreement in two facilities, an A Facility of $50 million and a B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. In the first quarter of 2003, the Company repaid $7.7 million of principal on the B facility as required under the Excess Cash provision of the Credit Agreement. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement, which resulted in the Company repaying the balance of the A facility ($31.7 million), replacing the original A Facility with a $35 million C Facility and revising certain terms and conditions of the Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro-Start division May 30, 2003 and prepaid $42 million of Term B facility loans. An additional prepayment of $2.3 million related to the Synchro-Start sale was made in November 2003. The Company completed the sale of Ruwido in July and prepaid $1 million of Tranche B loans in July 2003.

      As of December 31, 2003 the Company’s outstanding borrowing and repayment dates were as follows:

		Less Than	1 to 3	3 to 5	After 5
Contractual obligations	Total	1 Year	Years	Years	Years

	$000s
Credit Agreement dated June 28, 1999 and most recently amended May 28, 2003
“Tranche B” Portion	$111,705	$5,762	$56,987	$48,956	$—
“Tranche C” Portion	59,075	6,709	13,380	38,986	—

Total credit agreement	170,780	12,471	70,367	87,942	—
13 1/8% Senior Subordinated Notes due 2009	273,846	20,108	40,215	40,215	173,308
10% Senior Subordinated Notes due 2009	16,000	1,000	2,000	2,000	11,000
Operating leases	4,357	523	801	642	2,391
Retention bonus	4,000	—	—	4,000	—
Pension contribution(1)	$1,360	$1,360	$—	$—	$—

Total	$470,343	$35,462	$113,383	$134,799	$186,699

(1)	The pension contribution has not been estimated beyond 2004.

      Under the amended terms of the Credit Agreement, the Company must maintain certain financial ratios. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

      For purposes of calculating the required ratio, under the amended terms of the Credit Agreement, EBIDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs will be related to the Company’s announced closure of its Elgin facility and the increase in capabilities in our Asian manufacturing facilities.

      The required ratios as amended for future years ends are as follows:

	Required	Required Interest
	Leverage Ratio	Coverage Ratio

December 31, 2004	6.0	1.45
December 31, 2005	5.5	1.55
December 31, 2006	5.0	1.65

      We expect to be able to comply with the required covenants through December 31, 2004. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

      The Credit Agreement as amended totals $142 million of credit as of December 31, 2003. Included are undrawn revolving loans of $15 million (Revolving Credit Facility) through June 30, 2006, a Term B facility of $91.6 million which matures on June 29, 2007 and a Term C facility of $35.7 million which matures on June 29, 2007. The Revolving Credit facility bears interest, at the Company’s option, at either (1) one-, two-, three-, or six month LIBOR plus 4.0% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00% or the federal funds effective rate plus ..50 (the Alternate Base Rate) in each case plus an initial margin of 3%. The Term B facility bears interest, at the Company’s option, at either (1) one-, two-, three-, or six month LIBOR plus 5.00% or (2) Alternate Base Rate plus an initial margin of 4.00%. The Term C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company’s option, payable in cash or increased principal. The percentage rate that is payable in cash increases 1.0 percentage point on March 31 of each year. At December 31, 2003, the weighted average interest rate was 6.2% for the B facility and 18.5% for the C facility.

      The Credit Agreement as amended reduced the Revolving Credit Facility to $15 million. Amendment Number Six and Waiver and the subsequent sale of Synchro-Start and Ruwido substantially revised the terms of the amortization of the Credit Agreement. The principal is due and payable in four quarterly principal payments from September 30, 2006 to June 29, 2007. Under the amended Credit Agreement, in the event the B Facility is fully prepaid prior to June 30, 2006 the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The C Facility is payable in full on June 29, 2007.

      The Fifth and Sixth Amendments modified the Credit Agreement that was substantially amended on May 10, 2002. On that date, the Company received agreement from the lenders to revise the terms and conditions of the Credit Agreement. At the end of the first quarter of 2002, the Company was not in compliance with the terms of the Credit Agreement, particularly the required leverage and interest coverage ratios. As a result, the Company did not make the interest payment on its senior subordinated notes scheduled for April 15, 2002. After the Company obtained the Fourth Amendment and Waiver to the Credit Agreement on May 10, 2002 (the “Fourth Amendment”), on May 14, 2002 the Company made the interest payment on our senior subordinated notes. The Fourth Amendment waived our non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for subsequent periods through the first quarter of 2003. In addition the Amendment required the Company to receive additional funding of at least $10 million by September 3, 2002, which was required to pay down the outstanding balance on the revolving credit facility to $8.25 million. As a result of this agreement, the Company entered into a Senior Subordinated Debt agreement with an affiliate of Doughty Hanson on August 28, 2002 for $10 million in financing, under terms pari passu to the Senior Subordinated Debt Agreement of 1999. The proceeds were used to provide funding for working capital and reduced the balance under the revolving credit agreement to zero.

Cash Flows 2003 vs 2002

      Cash balances decreased by $12.7 million in 2003, as the Company used the $11.1 million of cash provided by operations and the $45.2 million in proceeds from the sale of SSPI and Ruwido to pay down debt and to fund capital expenditures.

      Net cash provided by operating activities was $11.1 million in 2003 compared to $29.7 million in 2002. The net provided by operating activities in 2003 is primarily the result of the net income from continuing operations of $0.7 million, the net cash provided by discontinued operating activities of $4.0 million and the depreciation and amortization of $7.4 million. Net cash provided by operating activities in 2002 was higher than in 2003 despite lower income from continuing operations. The 2002 loss included two significant non-cash write-offs — the $16.7 million non-cash loss on the sale of Ruf and the $6.7 million non-cash loss from adjustments in deferred tax valuations. The 2002 cash flow reflects cash generated by reductions in working capital that were not repeated in 2003 — a reduction in accounts receivable of $6.9 million and a reduction of inventory of $9.4 million.

      Net cash provided by investing activities in 2003 of $30.5 million represents the $45.2 million in cash generated by the sales of Synchro-Start and Ruwido offset by $14.8 million in capital equipment purchases. The primary capital expenditures in 2003 were for new product tooling and production equipment, particularly the equipment required for the new Silicon Microphone. Net cash used in investing activities of $4.9 million in 2002 was primarily the purchases of new tooling and production equipment, partially offset by the proceeds from sale of the Taiwan building for $3.6 million.

      Net cash used in financing activities in 2003 was $54.2 million which primarily represents the $9.5 million payment of principal on the bank debt related to the Excess Cash provision of the Credit Agreement; the $31.7 million payment of the “A” portion of the bank debt; and $45.3 million in payments on the bank debt related to the sale of SSPI and Ruwido partially offset by the additional borrowing of $35 million of “C” debt. Debt payments on the long-term portion of the Company’s Credit Agreement totaled $10.5 million in 2002, with an additional $2.0 million in payments used to reduce the Company’s short-term debt. The Company issued $10 million of 10% Senior Subordinated Notes dated August 28, 2002.

Cash Flow 2002 versus 2001

      Cash balances increased by $21.8 million in 2002 due to $29.7 million in cash provided by operating activities from continuing operations that was only partly offset by $4.9 million used in investing and $3.6 million in financing activities. In 2001, cash balances decreased by $14.3 million as cash provided by operating activities of $9.8 million was offset by net cash used in investing activities of $17.6 million and net cash used in financing activities of $6.2 million.

      Net cash provided by operating activities was $29.7 million in 2002 compared to $9.8 million in 2001. The favorable cash provided by operating activities was despite an increase in the net loss from continuing operations, which increased to a $30.9 million loss in 2002 compared to a net loss of $8.5 million in 2001. The increase in the net loss in 2002 was largely comprised of the $16.6 million non-cash loss on the sale of Ruf and $6.7 million non-cash write-off of deferred income taxes. Most of the improvement in cash flow from operations in 2002 compared to 2001 came from improvements in working capital during 2002, especially the $9.4 million reduction in inventory and $6.9 million reduction in receivables, only partly offset by $3.6 million reduction in accrued restructuring expenses. Accrued interest payable increased $2.2 million in 2002, reflecting the timing of interest payments under the Credit Agreement. In 2001 several working capital items were a major use of cash including a reduction in accrued restructuring expenses of $8.7 million and an increase in inventory of $5.2 million.

      Net cash used in investing activities was $4.9 million in 2002 compared to $17.6 million in 2001. Investing activities for both years are primarily purchases and sales of property, plant and equipment. In 2002, gross purchases of property, plant and equipment were $8.4 million, partially offset by the sale of the Taiwan building for $3.6 million. In 2001, gross purchases of fixed assets were $21.3 million, partially offset by the sale of the United Kingdom plant for $3.7 million. The primary capital expenditures in 2002 were for new product tooling and production equipment. In 2001 expenditures were for new product tooling and production equipment and automation equipment, plus $6.6 million for IT hardware and software and the capitalization of Oracle consulting assistance to support the new ERP system. Such ERP related expenditures were not significant in 2002.

      Net cash used in financing activities was $3.6 million in 2002 compared to $6.2 million in 2001. Debt payments on the long-term portion of the Company’s Credit Agreement totaled $10.5 million in 2002, with an additional $2.0 million in payments used to reduce the Company’s short-term debt. The Company issued $10 million of 10% Senior Subordinated Notes dated August 28, 2002. In addition, the Company paid $0.7 million in costs associated with the May 10, 2002 Amendment to the Credit Agreement and $0.4 million related to common stock transactions. Net debt payments of $9.4 million were the primary financing activities for 2001.

The Recapitalization

      On June 30, 1999, Key Acquisition, L.L.C. (“Key Acquisition”), all of whose membership interests are held by limited partnerships for which Doughty Hanson & Co. Limited or its affiliates (collectively, “Doughty Hanson”) act as general partner, acquired control of Knowles Electronics, Inc. in a recapitalization transaction (“Recapitalization”). On June 29, 1999, Knowles’ equipment financing business, which included certain parcels of real estate, were distributed to our preexisting stockholders, in redemption of 10% of the stock owned by those stockholders. As part of the June 30, 1999 recapitalization, we repurchased from our preexisting stockholders for $505.5 million 90% of our common stock remaining outstanding after the previous day’s redemption, and our preexisting stockholders exchanged their remaining common stock for shares of the newly authorized common stock and preferred stock. In addition, upon closing of the Recapitalization, certain of our senior officers purchased shares of newly authorized common stock issued by Knowles. Upon the closing of the recapitalization, Key Acquisition owned approximately 82.3% of our newly authorized common stock and approximately 88.9% of our newly authorized preferred stock, certain of our preexisting stockholders owned approximately 10.3% of our common stock and approximately 11.1% of our preferred stock, and certain of our senior officers owned approximately 7.4% of our common stock.

      The amount payable to our preexisting stockholders for the repurchase of their common stock in our recapitalization was subject to a post-closing adjustment payable by Knowles to our preexisting stockholders or by our preexisting stockholders to Key Acquisition. In June 2000, the independent accountants appointed pursuant to the recapitalization agreement determined that Knowles owed the preexisting stockholders approximately $8.3 million of the $13.3 million purchase price adjustment originally proposed by the preexisting stockholders, plus approximately $0.7 million in interest. The purchase price adjustment was recorded as a reduction to stockholders’ equity in the second quarter of 2000. In addition, Knowles agreed to indemnify our preexisting stockholders for any damages they suffer as a result of any breach of the various representations, warranties and agreements made by Key Acquisition in connection with our recapitalization.

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

      Ownership of Knowles. Interests in Key Acquisition, which owns approximately 83.6% of our common stock and 88.9% of our preferred stock are held by the limited partnerships, which together form Doughty Hanson & Co. III. The general partner of these limited partnerships is Doughty Hanson & Co. Limited.

      Holding Company Reorganization. Subsequent to the Recapitalization, we reorganized Knowles Electronics, Inc. as a holding company. Pursuant to a contribution agreement on August 30, 1999 Knowles Electronics, Inc. contributed substantially all of its assets and liabilities (other than the capital stock of

Knowles Intermediate Holding Company, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Credit Agreement and Subordinated Bridge Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc. is now a holding company that does not conduct any significant operations. Subsequent to the transaction, Knowles Electronics, Inc. changed its name to Knowles Electronics Holdings, Inc.

The Credit Agreement

      We entered into the Credit Agreement, dated as of June 28, 1999 and amended and restated as of July 21, 1999, December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002, March 25, 2003 and May 28, 2003 with the Lenders named therein, JP Morgan Chase Bank (as successor to The Chase Manhattan Bank), as Administrative Agent and Swingline Lender, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Chase Securities Inc., as Lead Arranger and Book Manager. The Credit Agreement, as amended, consists of (i) a $91.6 million term loan facility (“B Facility”) due in scheduled principal payments that begin September 30, 2006 and are completed as of June 29, 2007, (ii) a $35.7 million term loan facility (“C Facility”) due June 29, 2007 and (iii) a $15 revolving credit facility due June 30, 2006 (the “Revolving Facility”). Under the terms of the Credit Agreement, and in order to provide financing for the Recapitalization, the A Facility (which was subsequently replaced with C Facility in March, 2003) and B Facility were fully drawn on June 30, 1999, the closing date of the Recapitalization. The Revolving Facility is available for working capital and general corporate purposes. No borrowing was outstanding under The Revolving Facility as of December 31, 2003.

      In March 2003 we repaid $9.5 million of aggregate principal of the A and B Facilities in accordance with the excess cash provision of the amended Credit Agreement. In June 2003 we repaid $42 million in principal of the B facility in accordance with Amendment No. 6 and the sale of Syncho-Start. An additional prepayment of $2.3 million related to the Synchro-Start sale was made in November 2003. A payment of $1 million related to the sale of Ruwido was made in July 2003.

Repayment Dates

      According to the revised terms of the Amended Credit Agreement, and taking into account the effect of the three prepayments in 2003, the B Facility will amortize in four equal quarterly amounts commencing on September 30, 2006. The C Facility is due and payable upon maturity on June 29, 2007.

Amount in $000s

“B” tranche of Credit Agreement to be paid -
September 30, 2006	$22,440
December 31, 2006	23,054
March 30, 2007	23,054
June 29, 2007	23,052
“C” tranche of Credit Agreement to be paid on June 29, 2007	35,668

Total Credit Agreement Outstanding as of December 31, 2003	$127,268

      The Revolving Facility is available as revolving credit advances or letters of credit. Pursuant to the Revised Credit Agreement, this facility has no scheduled reduction in availability, unless the B Facility is fully repaid prior to June 30, 2006, in which case the Revolving Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. If such earlier maturity does not occur, final repayment is due on all amounts outstanding under this facility on June 30, 2006. The Credit Agreement provides for certain limitations governing advances under the Revolving Facility, in particular limits on the amount of letters of credit and swingline loans outstanding at any one time. In the Fourth Amendment dated as of May 10, 2002, the Company was required to receive additional funding of at least $10 million by September 3, 2002. As a result, the Company entered into a $10 million Note Purchase Agreement on August 28, 2002 with an affiliate of Doughty Hanson.

Prepayment

      In addition to the scheduled repayment dates described above, in certain circumstances the Credit Agreement requires us to make mandatory prepayments of outstanding amounts under B Facility and thereafter, beginning on April 1, 2004, under C Facility, when we or our subsidiaries receive proceeds of certain material dispositions and insurance claims or issue certain indebtedness or when we have a positive adjusted cash flow in the prior year. Pursuant to these provisions, a prepayment in the amount of $9.5 million was made on March 28, 2003 from excess cash flow. This prepayment was applied to prepay the A Facility $1.8 million and the B Facility $7.7 million. We may voluntarily prepay the B facility in whole or in part without premium or penalty. We may voluntarily prepay indebtedness under the C Facility on or after April 1, 2004. Any voluntary and certain mandatory prepayments of the C Facility are subject to a prepayment penalty of 3%, 2.5% and 2% for the yearly periods ending March 2005, March 2006 and March 2007, respectively.

Interest Rate and Fees

      Amounts outstanding under the Revolving Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 4.0% (as amended April 10, 2000, December 12, 2001, May 10, 2002, March 25, 2003 and May 28.2003) or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50% (“Alternate Base Rate”), in each case plus an initial margin of 3%. Amounts outstanding under B Facility will bear interest, at our option, at either (1) one-, two-, three-or six-month LIBOR plus an initial interest margin of 5.0% (as amended April 10, 2000, December 12, 2001, May 10, 2002, March 25, 2003 and May 28,2003) or (2) the Alternate Base Rate plus an initial margin of 4%. The interest margin may be reduced for advances under the Revolving Facility if we, on a consolidated basis, meet certain specified leverage ratio targets during a period consisting of the prior four consecutive fiscal quarters. Amounts outstanding under C Facility will bear interest at 18.5%, a portion of which is payable in cash on a monthly basis and a portion of which may, at the Company’s option, be payable upon maturity of the loan, scheduled for June 29, 2007. The portion of interest on the C Facility paid in cash monthly is 13% for the year ending March 2004. The portion of interest on the C Facility mandatorily payable in cash increases to 14% for the year ending March 2005 and increases by 1% for each year thereafter. The remainder of the C Facility interest shall, at the option of the Company, be paid in cash or accrue and be added to the outstanding principal balance of the C Facility each month and paid at maturity, scheduled for June 29, 2007. At December 31, 2003, the weighted average interest rate was 6.2% for the B facility and 18.5% for the C facility.

      We will pay a commitment fee on the undrawn portion of the Revolving Facility at a rate of 0.375% to 0.50% per annum, depending upon our leverage ratio. In addition, the Amended Credit Agreement provides for additional interest to accrue to the B facility at the rate of approximately $420,000 per year (subject to a reduction in the event of a prepayment of the B facility), to be paid at the maturity of the facility (or in certain instances, at an earlier date). The requirement for the additional interest terminated with the prepayment of $42 million resulting from the sale of the Synchro-Start division. In addition, we will pay certain agency and other fees.

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

Covenants

      The Amended Credit Agreement contains a number of covenants requiring us to achieve or maintain specified consolidated financial ratios, including certain interest expense coverage ratios and certain leverage ratios, which have been described above. The Amended Credit Agreement also contains general covenants which restrict the incurrence of debt and liens, the payment of dividends, the incurrence of substantially all other additional debt (with the exception of the Notes), the disposition of assets, the incurrence of capital expenditures above certain levels or the making of other investments, not to make any acquisitions of another company or business and certain other activities and transactions.

Senior Subordinated Debt

13 1/8% Senior Subordinated Notes due 2009

      We issued Notes under an Indenture, dated October 1, 1999, among us, the Subsidiary Guarantors and the Bank of New York, as Trustee (the “Trustee”). The Notes are general unsecured obligations of the Company, rank subordinate to all Senior Indebtedness of the Company and pari passu or senior to all other Indebtedness of the Company, and are unconditionally guaranteed on a general unsecured senior subordinated basis by all of the Company’s existing and future domestic Restricted Subsidiaries and any other Restricted Subsidiaries of the Company that guarantee the Company’s indebtedness under the Credit Agreement.

Principal, Maturity and Interest

      The Company issued $153,200,000 aggregate principal amount of Notes on October 1, 1999 in denominations of $1,000 and integral multiples of $1,000. The Notes will mature on October 15, 2009. The Notes will not be entitled to the benefit of any mandatory sinking fund.

      Subject to the covenants described below under “Covenants” and applicable law, the Company may issue additional Notes under the Indenture. The Notes offered hereby and any additional Notes subsequently issued will be treated as a single class for all purposes under the Indenture.

      The Company’s registration became effective September 13, 2000 and all the notes were exchanged for registered notes on October 13, 2000. The penalty interest accrued through that day and all but 13 days was paid with the October 15, 2000 interest payment. The remaining interest penalty was paid on the next interest payment date, April 16, 2001.

      Interest on the Notes will accrue at the rate of 13 1/8% per annum and will be payable semi-annually in arrears on each April 15 and October 15 (each, an “Interest Payment Date”), commencing on April 15, 2000. Payments will be made to the persons who are registered Holders at the close of business on April 1 and October 1, respectively (each, a “Regular Record Date”), immediately preceding the applicable interest payment date. The Company did not make the interest payment on our senior subordinated notes scheduled for April 15, 2002. We subsequently obtained an Amendment and Waiver dated as of May 10, 2002 to our Credit Agreement and made the interest payment on our senior subordinated notes that was scheduled for April 15, 2002 on May 14, 2002.

Guarantees

      Payment of the principal of, premium, if any, and interest on the Notes will be guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain Subsidiaries of the Company (the “Subsidiary Guarantors”), each of which has guaranteed Indebtedness of the Company incurred under the Credit Agreement. All current and future Restricted Subsidiaries of the Company other than Foreign Subsidiaries will be “Subsidiary Guarantors.” In addition, if any Restricted Subsidiary which is a Foreign Subsidiary becomes a guarantor of Indebtedness of the Company incurred under the Credit Agreement, the Company will cause such Restricted Subsidiary to guarantee the Company’s obligations under the Notes. Foreign Subsidiaries of the Company, which have substantial assets, liabilities, net sales and income, will not initially guarantee the Notes, and the Company does not anticipate that any Foreign Subsidiary will at any time become a Subsidiary Guarantor.

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

      Interest on the Note will accrue at the rate of 10% per annum and will be payable semi-annually in arrears on each April 15 and October 15 (each, an “Interest Payment Date”), commencing on April 15, 2003. Payments will be made to the persons who are registered Holders of such Note either in cash or at the option of the Company, by issuance of an additional Note registered in the name of such Holders, bearing interest from the relevant Interest Payment Date at a rate of 10%, and having a face value equal to the amount of the Interest Payment applicable to such Note.

Guarantees

      Payment of the principal of, premium, if any, and interest on the Notes will be guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain Subsidiaries of the Company (the “Subsidiary Guarantors”), each of which has guaranteed Indebtedness of the Company incurred under the Credit

Agreement. All current and future Restricted Subsidiaries of the Company other than Foreign Subsidiaries will be “Subsidiary Guarantors.” In addition, if any Restricted Subsidiary which is a Foreign Subsidiary becomes a guarantor of Indebtedness of the Company incurred under the Credit Agreement, the Company will cause such Restricted Subsidiary to guarantee the Company’s obligations under the Notes. Foreign Subsidiaries of the Company, which have substantial assets, liabilities, net sales and income, will not initially guarantee the Notes, and the Company does not anticipate that any Foreign Subsidiary will at any time become a Subsidiary Guarantor.

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

Excess and Obsolete Inventory

      Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need. We currently make a 50% provision for all inventory that has had no activity for 18 months and a 100% provision for all inventory that had no activity for more than 36 months as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2003, our inventory reserves were $4.1 million, or 19% of our $21.5 million gross inventories.

      We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Warranties

      Products sold are generally covered by a warranty for periods ranging from one to three years. We accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service warranty obligations is based on historical claims experience and expectation of future conditions. To the extent we experience increased (or decreased) warranty claim activity or increased (or decreased) costs associated with servicing those claims, our warranty accrual will increase (or decrease) resulting in decreased (or increased) gross profit.

Pension Benefits

      The Company’s pension benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. The Company bases the discount rate assumptions on current investment yields on AA-rated long-term corporate bonds. The salary growth assumptions reflect the Company’s actual experience and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s key assumptions are described in further detail in Note 8.

Deferred Tax Assets

      We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

      At December 31, 2003, we recorded net deferred tax liabilities of approximately $1 million, which includes a $25.1 million valuation allowance. The Company has provided a valuation allowance against the net U.S. deferred tax assets due to the uncertainty of realization of those assets. See footnote 5, Income Taxes.

New Accounting Pronouncements

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

      In May 2003, the FASB issued EITF No. 03-4, “Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan”. EITF 03-4 defines a “cash balance” pension plan as a plan that contains a defined principal-crediting rate as a percentage of salary and a defined, non-contingent interest-crediting rate that entitles participants to future interest credits at a stated, fixed rate until retirement. EITF No. 03-4 requires that “cash balance” pension plans be considered defined benefit pension plans for the purpose of applying SFAS No. 87, Employers’ Account for Pension. EITF No. 03-4 also declares the traditional unit credit method to be the appropriate cost attribution approach for “cash balance” pension plans. Although the Company’s U.S. pension plan is a “cash balance” pension for certain employees, the plan does not have the characteristics of the “cash balance” pension plans covered by EITF 03-4. The U.S. pension plan contains an interest-crediting rate that entitles participants to future interest credits at a variable rate until retirement. The adoption of EITF No. 03-4 has not had a material impact on the Company’s Consolidated Financial Statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. The Company will adopt the provisions of SFAS 150 on January 1, 2004. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

      Management does not anticipate the adoption of any other new accounting pronouncement will have a material effect on our results of operations or on the financial position of the company.

Restatement of Financial Statements

      The Company is restating its prior year financial statements because an error was discovered that affects the pension expense (income), related balance sheet accounts and certain disclosures previously reported in our financial statements. We have discovered that our United Kingdom subsidiary’s prepaid pension expense balance was misstated as of December 31, 2000 by $2.1 million primarily due to a curtailment gain associated with the restructuring of our U.K. facility in 2000 that was not reflected. The net effect of the correction of this non-cash error was to increase prepaid pension expense and retained earnings as of December 31, 2000 by $2.1 million. Additionally, the U.K. subsidiary did not properly reflect their required minimum pension liability as of December 31, 2002. The net effect of this balance sheet only error was to increase pension liability by $4.5 million and reduce other comprehensive income accordingly.

Discontinued Operations

      The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As such, discontinued operations includes the January thru May operating results of the Synchro-Start business, the sale of which was completed May 30, 2003, and the gain on the Synchro-Start sale. Discontinued operations also includes the January thru July operating results of the Infrared business, the sale of which was completed July 29, 2003, and the loss on the sale. The assets and liabilities of these businesses have been summarized as current on a gross basis and reclassified for presentation on the December 31, 2002 balance sheet.

      The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see footnote 3 — Segments and Geographical Information.

      Summarized selected financial information for the discontinued operations is as follows:

For the year ended December 31:	2003	2002	2001

Net sales	$26,513	$51,986	$50,605

Income from discontinued operations	$1,102	$6,591	$7,255
Income tax expense	170	46	219

Income from discontinued operations, net of tax	$932	$6,545	$7,036

      The major classes of assets and liabilities for the discontinued operations at December 31, 2002 were as follows:

December 31,
2002

Current assets	$23,942
Net property, plant and equipment	8,309
Miscellaneous other assets	1,239

Assets of discontinued operations	$33,490

Accounts payable and other current liabilities	$11,871
Notes payable	1,282

Liabilities of discontinued operations	$13,153

      The Company sold Synchro-Start for $49.7 million. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $0.7 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

      The Company sold the Infrared business for $0.1 million on July 29, 2003 and the buyer retained debt of $4.0 million. The Company recorded a pre-tax loss on the sale of $8.6 million. No tax benefit from the loss was recorded because the loss is netted against the gain on the Synchro-Start sale and the tax on that net gain is offset by the utilization of net operating loss carryforwards that had previously not been benefited.

      In November 2002, the Company sold its Ruf division, which was part of the Company’s Automotive Components reporting segment. In accordance with APB No. 30 Reporting the Results of Operations —

Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Ruf business did not qualify as a discontinued operation and therefore, its results of operations and cash flows are included in the Company’s results of continuing operations and cash flows for all 2002 and 2001 periods presented in this document.

Forward Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the Company’s current plans and expectations as of the date of this document and involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Generally, the words “believe,” “expect,” “estimate,” “anticipate,” “will” and similar expressions identify forward-looking statements.

      Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; fluctuations in currency exchange rates and interest rates; implementation of new software systems; dependence on our largest customers and key suppliers; the competitive environment applicable to the Company’s operations; political, economic and regulatory changes effecting our foreign operations; greater than expected expenses associated with the Company’s activities or personnel needs; changes in accounting assumptions; changes in customers’ business environments; regulatory, legislative and judicial developments, including environmental regulations; ability to generate sufficient liquidity to service debt obligations; and ability to maintain compliance with debt covenants.

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

      We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During 2003, approximately 93% of our revenue was denominated in U.S. dollars, approximately 4% of our revenue was denominated in Japanese Yen, and the balance were denominated in other foreign currencies. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, a number of which are closely tied to the U.S. dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then.

      We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the “B” portion of the Credit Agreement have variable interest rates, and therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by approximately $0.9 million. The amounts outstanding under the “C” portion of the Credit agreement have fixed interest rate of 18.5%. We have estimated the fair value of the Tranche C loans under the Credit Agreement to be $45 million. The amount outstanding under the 13 1/8% senior subordinated notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of December 31, 2003 to be 106% of their face value or $162 million based on current market prices. We also have $10 million outstanding under 10% senior subordinated notes.

Item 8

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Knowles Electronics Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of Knowles Electronics Holdings, Inc., as of December 31, 2003, and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knowles Electronics Holdings, Inc., at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements to correct an error in their accounting for pensions.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 16, 2004

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

		Restated
	December 31	December 31
	2003	2002

	(In thousands except
	share data)
ASSETS
Cash & cash equivalents	$11,227	$23,879
Accounts receivable, less allowance for doubtful accounts of $527 and $350	23,128	21,084
Inventories, net	17,373	19,620
Prepaid expenses and other	5,023	4,757
Assets of discontinued operations	—	33,490

Total current assets	56,751	102,830
Property, plant and equipment, at cost:
Land	2,787	2,787
Building and improvements	19,273	18,215
Machinery and equipment	48,750	44,740
Furniture and fixtures	24,104	23,421
Construction in progress	11,743	4,674

Subtotal	106,657	93,837
Accumulated depreciation	(61,152)	(55,073)

Net	45,505	38,764
Other assets, net	3,149	1,187
Deferred finance costs, net	7,168	8,058

Total assets	$112,573	$150,839

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$11,272	$10,861
Accrued compensation and employee benefits	8,681	4,602
Accrued interest payable	4,868	7,253
Accrued warranty and rebates	5,902	8,344
Accrued restructuring costs	1,490	1,197
Other liabilities	2,645	3,388
Income taxes	3,784	6,833
Deferred income taxes	968	541
Current portion of notes payable	—	11,996
Liabilities of discontinued operations	—	13,153

Total current liabilities	39,610	68,168
Accrued pension liability	12,350	14,649
Other noncurrent liabilities	407	—
Notes payable	288,180	327,626
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $99,401 December 2003; $73,547 December 2002	284,401	258,547
Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 957,500 December 2003; 969,167 December 2002	—	—
Common stock, Class B, $0.001 par value, 52,632 shares authorized: none ever issued	—	—
Capital in excess of par value	16,488	16,838
Accumulated deficit	(520,826)	(523,642)
Accumulated other comprehensive loss	(8,037)	(11,347)

Total stockholders’ equity (deficit)	(512,375)	(518,151)

Total liabilities and stockholders’ equity (deficit)	$112,573	$150,839

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net sales	$154,042	$164,119	$173,116
Cost of sales	75,594	87,970	90,705

Gross margin	78,448	76,149	82,411
Research and development expenses	10,225	11,735	12,845
Selling and marketing expenses	9,185	9,503	10,917
General and administrative expenses	20,547	21,478	23,503
Loss on sale of business	—	16,736	—
Restructuring expenses	1,532	2,112	(179)

Operating income	36,959	14,585	35,325
Other income (expense):
Interest income	111	129	139
Interest expense	(35,835)	(33,891)	(37,666)

Income (loss) from continuing operations before income taxes	1,235	(19,177)	(2,202)
Income tax	491	11,744	6,313

Income (loss) from continuing operations after income taxes	744	(30,921)	(8,515)
Income (loss) from discontinued operations after income taxes:
Loss on sale of Infrared division	(8,576)	—	—
Gain on sale of Synchro-Start division	35,570	—	—
Income from discontinued operations	932	6,545	7,036

Income from discontinued operations after income taxes	27,926	6,545	7,036

Net income (loss)	$28,670	$(24,376)	$(1,479)

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

		Capital in		Cost of	Accumulated
		Excess of		Common	Other
	Common	Par	Accumulated	Treasury	Comprehensive
	Stock	Value	Deficit	Shares	Loss	Total

	(In thousands)
Balance, December 31, 2000 as previously reported	$—	$17,263	$(455,077)	$—	$(6,803)	$(444,617)
Prior period adjustments (see footnote 2)	—	—	2,110	—	—	2,110

Balance at December 31, 2000, as restated	$—	$17,263	$(452,967)	$—	$(6,803)	$(442,507)
Net loss	—	—	(1,479)	—	—	(1,479)
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	(363)	(363)

Comprehensive loss	—	—	—	—	—	(1,842)
Issuance of common stock	—	250	—	—	—	250
Repurchase stock	—	(300)	—	—	—	(300)
Preferred stock dividends	—	—	(21,367)	—	—	(21,367)
Other	—	—	(14)	—	—	(14)

Balance at December 31, 2001, as restated	$—	$17,213	$(475,827)	$—	$(7,166)	$(465,780)
Net loss	—	—	(24,376)	—	—	(24,376)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	4,068	4,068
Minimum pension liability pension adjustment net of tax(1)	—	—	—	—	(8,249)	(8,249)

Comprehensive loss	—	—	—	—	—	(28,557)
Issue common stock	—	150	—	—	—	150
Repurchase stock	—	(525)	—	—	—	(525)
Preferred stock dividends	—	—	(23,505)	—	—	(23,505)
Other	—	—	66	—	—	66

Balance at December 31, 2002, as restated	$—	$16,838	$(523,642)	$—	$(11,347)	$(518,151)
Net income	—	—	28,670	—	—	28,670
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	1,543	1,543
Minimum pension liability pension adjustment net of tax	—	—	—	—	1,767	1,767

Comprehensive income	—	—	—	—	—	31,980
Repurchase stock	—	(350)	—	—	—	(350)
Preferred stock dividends	—	—	(25,854)	—	—	(25,854)

Balance at December 31, 2003	$—	$16,488	$(520,826)	$—	$(8,037)	$(512,375)

(1)	As restated — see footnote 2

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Operating Activities
Income (loss) from continuing operations	$744	$(30,921)	$(8,515)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,443	8,703	11,693
Restructuring costs	1,532	942	1,132
Loss on sale of business	—	16,626	—
Amortization of deferred financing fees and debt discount	2,388	1,434	2,133
Inventory obsolescence provision	1,416	2,391	2,663
Deferred income taxes	427	6,733	(121)
Stock compensation expense	—	504	—
(Gain) loss on disposal of fixed assets	160	1,170	(2,745)
Change in assets and liabilities:
Accounts receivable	(2,044)	6,882	2,278
Inventories	831	9,362	(5,246)
Other assets	272	1,200	(2,200)
Accounts payable	411	(2,380)	4,928
Accrued restructuring costs	(1,239)	(3,574)	(8,733)
Accrued interest payable	(1,717)	2,157	198
Accrued compensation and benefits	2,719	132	(1,813)
Other current liabilities	(3,273)	(196)	(2,139)
Other noncurrent liabilities	833	1,426	211
Income taxes payable	(3,763)	141	2,790
Net cash provided by discontinued operating activities	3,971	6,947	13,302

Net cash provided by operating activities	11,111	29,679	9,816
Investing Activities
Proceeds from sales of businesses and equipment	45,245	3,560	3,662
Purchases of property, plant, and equipment, net	(14,776)	(8,427)	(21,276)

Net cash provided by (used in) investing activities	30,469	(4,867)	(17,614)
Financing Activities
Debt payments — long term	(87,102)	(10,541)	(9,375)
Debt proceeds — long term	35,000	10,055	—
Debt proceeds (payments) — short term, net	—	(1,996)	4,034
Issuance of preferred stock and common stock	—	—	125
Costs associated with debt	(1,749)	(681)	(636)
Repurchase of common stock, net	(350)	(400)	(300)

Net cash used in financing activities	(54,201)	(3,563)	(6,152)
Effect of exchange rate changes on cash	(31)	600	(312)

Net increase (decrease) in cash and cash equivalents	(12,652)	21,849	(14,262)
Cash and cash equivalents at beginning of year	23,879	2,030	16,292

Cash and cash equivalents at end of year	$11,227	$23,879	$2,030

Cash paid for interest	$36,276	$30,525	$35,335

Cash paid for taxes	$3,592	$5,131	$4,297

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002
(In thousands)

1.     Accounting Policies

Basis of Recapitalization and Presentation

      The consolidated financial statements of Knowles Electronics Holdings, Inc. (the Company) include all of its subsidiaries, including British, French, German, Chinese, Japanese, Malaysian, Singaporean and Taiwanese subsidiaries. Significant intercompany and affiliate accounts and transactions have been eliminated.

      In connection with a reorganization as a holding company, the Company changed its name from Knowles Electronics, Inc. to Knowles Electronics Holdings, Inc. on September 23, 1999.

      On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C., (the Investor) and the preexisting common stockholders’ of the Company (the Recapitalization). The recapitalization transaction closed on June 30, 1999. The Recapitalization was treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company’s stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company’s assets and liabilities.

      In conjunction with the Recapitalization, the Company authorized and issued, on June 30, 1999, new shares of mandatorily redeemable preferred stock (Series A-1 and Series A-2), each with par value $0.001 per share (the Preferred Stock), and common stock (Class A and Class B), par value $0.001 per share (Common Stock). The Investor purchased 800,000 shares of Common Stock for $24,000 and 164,444 shares of Series A-1 Preferred Stock for $164,444. In addition, certain members of management purchased 71,667 shares of Common Stock for $2,150. After the transactions related to the Recapitalization, which are described below, the preexisting stockholders held 100,000 shares of Common Stock and 20,556 shares of Series A-2 Preferred Stock which was recorded at $20,556. As of December 31, 2003, the liquidation value of the outstanding Series A-1 Preferred Stock is $252,800 and the liquidation value of the outstanding Series A-2 Preferred stock is $31,601.

      The Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend and distribution preference. The liquidation value of each share of Preferred Stock is $1,000. Dividends on each share of Preferred Stock accrue at a rate of 10% per annum of the liquidated value plus any accumulated dividends. Such dividends for the year ended December 31, 2003, amounted to $25,854. The Preferred Stock is mandatorily redeemable on July 2, 2019, at a redemption price per share equal to the liquidation value plus all previously accumulated dividends and all accrued dividends not yet paid or accumulated. The Company may, at any time, and the holders may, upon the earlier of June 30, 2010, or an initial public offering of the Company’s Common Stock which is a primary registered offering or the sale of all or substantially all of the Company’s Common Stock or assets, require the Company to redeem all or any portion of the Series A-1 Preferred Stock then outstanding at a price per share equal to the liquidation value plus all accumulated and all accrued and unpaid or unaccumulated dividends. The Series A-2 Preferred Stock is not redeemable at the Company’s option at any time. In the event of such an initial public offering, holders of Series A-1 and A-2 Preferred Stock may elect to convert the shares into Common Stock. In addition, on each June 30, the Company has an option to exchange the then outstanding shares of Series A-1 Preferred Stock in whole, but not part of, for 10% Junior Subordinated Notes due 2010 of the Company, in an aggregate principal amount equal to the sum of the liquidation value of the Series A-1 Preferred Stock plus an amount equal to all accumulated and all accrued and unpaid, but not yet accumulated, dividends.

      Series A Preferred Stock have no voting rights; with respect to any issue required to be voted on and approved by holders of Series A-1 Preferred Stock, the holders of the Series A-1 Preferred Stock and the holders of Series A-2 Preferred Stock will each vote as a single class.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After completion of the Recapitalization transactions, the Investor’s, preexisting stockholders’, and management’s ownership percentage of the Company was approximately 82.3%, 10.3%, and 7.4%, respectively.

Description of Business

      The Company develops, manufactures, and supplies audio communications components, primarily miniaturized microphones and receivers used in hearing aids, microphones, headsets, and accessories for the computer and communication industries.

Foreign Operations

      Assets and liabilities are translated using the exchange data at the balance sheet date and revenues and expenses are translated using weighted-average exchange data. Translation adjustments for those entities which have the U.S. dollar as their functional currency are recorded to the income statement and adjustments for all other entities are recorded as a separate component of common stockholders’ equity.

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

Reclassifications

      Certain prior years’ amounts have been reclassified to conform to the 2003 financial statement presentation.

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

Inventories

      Inventories are stated at the lower of cost (first in, first out) or market. Costs include direct material, direct labor and applicable production overhead costs.

Deferred Finance Costs

      Deferred finance costs associated with the issuance of long-term debt are capitalized and amortized over the life of the related debt using the effective interest method.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment

      Property, plant and equipment are valued at cost. Interest expense capitalized as part of the cost of property, plant and equipment was $442, $225 and $0 in 2003, 2002 and 2001 respectively.

      Depreciation of property, plant, and equipment is computed principally on a declining-balance method based on the following estimated useful lives: Buildings and Improvements — 10 to 40 years; Leasehold Improvements — lesser of useful life of assets or lease terms including option periods; Machinery and Equipment — 4 to 12 years; Furniture and Fixtures — 3 to 18 years; and Computer Equipment — 3 to 5 years.

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

Pension Benefits

      The Company’s pension benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. The Company bases the discount rate assumptions on current investment yields on AA-rated long-term corporate bonds. The salary growth assumptions reflect the Company’s actual experience and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s key assumptions are described in further detail in Note 8.

Fair Value of Financial Instruments

      The carrying amounts reported in the Company’s balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable, and short-term debt approximate fair value because of the short-term nature of these instruments.

      The carrying amounts reported in the Company’s balance sheets for variable-rate long-term debt approximate fair value.

      The Company estimates the fair value of fixed rate long-term debt obligations using current market prices available for these or similar obligations. The fair value of the 13 1/8% Senior Subordinated Notes was approximately $162 million at December 31, 2003. The fair value of the Term C loan and 10% Senior Subordinated Notes were $45 million and $10 million respectively at December 31, 2003.

Accumulated Other Comprehensive Loss

      The balance of accumulated other comprehensive loss is $1,555 of translation adjustment plus $6,482 of minimum pension liability in 2003, and in 2002, $3,098 of translation adjustment plus $8,249 of minimum pension liability.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenues from the Company’s products are recognized when title to the products transfers to the customer, which typically is upon the shipment of products to the customers. Such revenue is based on fixed or determinable sales prices and is recognized when collectibility is reasonably assured.

Shipping Costs

      Amounts invoiced to customers to cover shipping costs are included in sales. The cost of shipping product to customers is included in cost of sales.

Research and Development

      Research and development expenditures are charged to expense as incurred.

Interest Expense

      The Company presents interest expense net of capitalized interest cost and includes amortized deferred finance costs and bond discount.

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

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2003, the FASB issued EITF No. 03-4, “Determining the Classification and Benefit Attribution Method for a “Cash Balance” Pension Plan”. EITF 03-4 defines a “cash balance” pension plan as a plan that contains a defined principal-crediting rate as a percentage of salary and a defined, non-contingent interest-crediting rate that entitles participants to future interest credits at a stated, fixed rate until retirement. EITF No. 03-4 requires that “cash balance” pension plans be considered defined benefit pension plans for the purpose of applying SFAS No. 87, Employers’ Account for Pension. EITF No. 03-4 also declares the traditional unit credit method to be the appropriate cost determination approach for “cash balance” pension plans. Although the Company’s U.S. pension plan is a “cash balance” pension for certain employees, the plan does not have the characteristics of the “cash balance” pension plans covered by EITF 03-4. The U.S. pension plan contains an interest-crediting rate that entitles participants to future interest credits at a variable rate until retirement. The Company uses a projected unit credit method for cost determination for the “cash balance” pension. The adoption of EITF No. 03-4 has not had a material impact on the Company’s Consolidated Financial Statements.

      In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. The Company will adopt the provisions of SFAS 150 on January 1, 2004. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2.     Restatement of Financial Statements

      The Company is restating its prior years’ financial statements because an error was discovered that affects the pension expense (income), related balance sheet accounts and certain disclosures previously reported in our financial statements. We have discovered that our United Kingdom subsidiary’s prepaid pension expense balance was misstated as of December 31, 2000 by $2.1 million primarily due to a curtailment gain associated with the restructuring of our U.K. facility in 2000 that was not reflected. The net effect of the correction of this non-cash error was to increase prepaid benefit cost and retained earnings as of December 31, 2000 by $2.1 million. Additionally, the U.K. subsidiary did not properly reflect their required minimum pension liability as of December 31, 2002. The net effect of this balance sheet only error was to increase pension liability by $4.5 million and reduce other comprehensive income accordingly.

3.     Discontinued Operations

      The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, discontinued operations includes the January thru May operating results of the Synchro-Start business, the sale of which was completed May 30, 2003, and the gain on the Synchro-Start sale. Discontinued operations also includes the January thru July operating results of the Infrared business, the sale of which was completed July 29, 2003, and the loss on the sale. The assets and liabilities of these businesses have been summarized as current on a gross basis and reclassified for presentation on the December 31, 2002 balance sheet.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see footnote 10. Segments and Geographical Information.

      Summarized selected financial information for the discontinued operations is as follows:

For the year ended December 31:	2003	2002	2001

Net sales	$26,513	$51,986	$50,605

Income (loss) from discontinued operations	$1,102	$6,591	$7,255
Income tax expense	170	46	219

Income (loss) from discontinued operations, net of tax	$932	$6,545	$7,036

      The major classes of assets and liabilities for the discontinued operations at December 31, 2002 were as follows:

December 31,
2002

Current assets	$23,942
Net property, plant and equipment	8,309
Miscellaneous other assets	1,239

Assets of discontinued operations	$33,490

Accounts payable and other current liabilities	$11,871
Notes payable	1,282

Liabilities of discontinued operations	$13,153

      The Company sold Synchro-Start for $49.7 million. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $0.7 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

      The Company sold the Infrared business for $100 on July 29, 2003 and the buyer retained debt of $4.0 million. The Company recorded a pre-tax loss on the sale of $8.6 million. No tax benefit from the loss was recorded because the loss is netted against the gain on the Synchro-Start sale and the tax on that net gain is offset by the utilization of net operating loss carryforwards that had previously not been benefited.

      In November 2002, the Company sold its Ruf division, which was part of the Company’s Automotive Components reporting segment. In accordance with APB No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the Ruf business did not qualify as a discontinued operation and therefore, its results of operations and cash flows are included in the Company’s results of continuing operations and cash flows for all 2002 and 2001 periods presented.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Inventory

      Inventories are as follows:

	2003	2002

Raw materials	$9,211	$10,230
Work in process	1,341	1,074
Finished goods	10,969	13,430

	21,521	24,734
Less allowances for:
Obsolescence and net realizable value	(4,148)	(5,114)

	$17,373	$19,620

5.     Income Taxes

      Income (loss) from continuing operations before income taxes consists of the following:

	2003	2002	2001

Domestic (U.S.)	$(17,396)	$(30,946)	$(9,679)
Foreign	18,631	11,769	7,477

	$1,235	$(19,177)	$(2,202)

      A reconciliation of income tax expense to the statutory federal rate of 35% is as follows:

	Year Ended December 31

	2003	2002	2001

Statutory federal income tax expense (benefit)	$432	$(6,712)	$(771)
Effects of:
Foreign rate differential	(4,283)	(10,633)	(8,036)
Taxes on unremitted foreign earnings	3,800	(1,179)	5,441
Valuation allowance	2,286	29,574	9,345
Reduction of prior year taxes	(1,596)	—	—
Other, net	(148)	694	334

	$491	$11,744	$6,313

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax provision (benefit) for the years ended December 31, 2003, 2002, and 2001 consists of the following:

	Year Ended December 31

	2003	2002	2001

Current:
Federal	$(1,641)	$—	$1,464
State	—	—	—
Foreign	1,006	5,432	4,961

Total Current	(635)	5,432	6,425
Deferred
Federal	—	6,797	(976)
State	—	—	0
Foreign	1,126	(485)	864

Total Deferred	1,126	6,312	(112)

Total tax provision (benefit)	$491	$11,744	$6,313

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	December 31

	2003	2002

Deferred tax assets:
Non-U.S. net operating loss carryforward	$910	$20,110
U.S. net operating loss carryforward	6,018	15,206
Foreign tax credits carryforward	17,632	17,131
Pension	2,429	2,345
Inventory	1,484	2,401
Accrued expenses	3,893	7,290
Other, net	715	160

Total deferred tax assets	33,081	64,643
Deferred tax liabilities:
Taxes on unremitted foreign earnings	(10,259)	(12,619)
Other deferred tax liabilities	(2,466)	(282)

Total deferred tax liabilities	(12,725)	(12,901)
Valuation allowance	(21,322)	(52,283)

Net deferred tax (liabilities)	$(968)	$(541)

      The Company had foreign net operating loss carryforwards of $3,466 and $47,559 at December 31, 2003 and 2002 that have an indefinite carryforward period. In addition, the Company had state net operating loss carry forwards of $48,378 at December 31, 2003, that begin to expire in 2019. The Company’s foreign tax

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit carryforward of $17,632 begins to expire in 2004. The Company has provided a valuation allowance against the net deferred tax assets due to the uncertainty of realization of those assets.

      During 2003, the Company wrote off $20,019 of foreign net operating losses concurrent with the discontinuation of certain foreign operations in recognition that the possibility of receiving future tax benefits from those net operating losses is highly unlikely. At December 31, 2002 the entire balance of $20,019 was offset by a valuation allowance. As such, the net impact of the write off on the Company’s deferred tax assets and liabilities was zero.

      The Company’s future operating plan is to repatriate all foreign earnings not needed for near term investment in each country. As a result, a substantial portion of the unremitted earnings of the affected foreign subsidiaries is not considered permanently reinvested. The Company has recorded a deferred tax liability for the anticipated tax liability on the unremitted foreign earnings, which are not considered permanently reinvested.

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

      The $15.0 million Revolving Credit facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%.

      The Revolving Credit Facility expires on June 30, 2006, unless the B Facility is fully repaid prior to June 30, 2006, in which case the Revolving Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. There were no borrowings under this facility at December 31, 2003 and 2002.

      The Term B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. In addition, as of March 31, 2003, the B Facility will accrue additional interest at the rate of approximately $420 per year (subject to reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or, in certain cases, at an earlier date). The requirement for the additional interest terminated with the prepayment of $42 million resulting from the sale of the Synchro-Start division.

      The initial margin may be reduced if the Company meets certain specified leverage ratios during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original margin if such leverage ratios do not continue to be met by the Company.

      The Term C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company’s option, payable in cash or increased principal. The percentage rate that is

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable in cash increases 1.0 percentage point on March 31 of each year. At December 31, 2003, the interest rate was 6.1875% for the Term B Facility and 18.5% for the Term C Facility.

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

      The Term B Facility is due on June 29, 2007, and is payable in quarterly installments during the following periods, as amended, subject to the effect of prepayments:

September 30, 2006	22,440
December 31, 2006 to June 29, 2007	23,054

      The balance under the Term A Facility, Term B Facility, Term C Facility, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	December 31,

	2003	2002

Term A facility	$—	$33,461
Term B facility	91,600	144,998
Term C facility	35,668	—
13 1/8% Senior Subordinated Notes, net	150,912	151,163
10% Senior Subordinated Notes	10,000	10,000

	288,180	339,622
Less: Current portion	—	11,996

Total long-term notes payable	$288,180	$327,626

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Included in the liabilities of discontinued operations is the long-term debt of Ruwido, our Austrian subsidiary as follows:

	December 31,	December 31,
	2003	2002

Austrian subsidiary long-term debt due September 2006	$—	$1,145
Austrian subsidiary long-term debt due June 2006	—	593

	—	1,738
Less: Current portion	—	456

Total long-term notes payable	$—	$1,282

      Maturities of Notes Payable follows (including Term B Facility and Term C Facility under the Credit Agreement as amended March 25, 2003):

2004	$—
2005	—
2006	45,494
2007	81,774
2008	—
2009	163,200

$290,468

      The 13 1/8% Notes were issued in a private placement on October 1, 1999, and are due October 15, 2009, with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed Notes for a like amount of identical Notes registered with the Securities and Exchange Commission. The 13 1/8% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The Notes are junior to all of the Company’s current and future indebtedness, except indebtedness which is expressly not senior to the 13 1/8% Notes.

      The 10% Senior Subordinated Notes were issued in a private placement to an affiliate of Doughty Hanson on August 29, 2002 and are due October 15, 2009, with interest payable semiannually at 10% commencing April 15, 2003. The 10% Notes rank subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Notes.

      The Company’s Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of December 31, 2003, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

      As security for our obligations under the Credit Agreement, we have pledged all of the shares of our U.S. subsidiaries and 65% of the shares of our non-U.S. subsidiaries and have granted the lenders a security interest in substantially all the assets of our U.S. subsidiaries.

      The 13 1/8% Notes and 10% Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of December 31, 2003 and 2002, and summarized

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income statement and cash flow information for the years ended December 31, 2003, 2002, and 2001. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries which are guarantors of the Notes, all of which are wholly owned by the parent company; and the column labeled “Nonguarantors” represents wholly owned subsidiaries of the Guarantors which are not guarantors of the Notes. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

      Summarized information as of December 31, 2003 and 2002, and for the three years ended December 31, 2003, is as follows:

	December 31, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$866	$5,627	$4,734	$—	$11,227
Accounts receivable	—	29,333	60,541	(66,746)	23,128
Inventories	—	6,047	11,326	—	17,373
Assets of discontinued operations	—	—	—	—	—
Other current assets	—	1,169	3,854	—	5,023
Net property, plant and equipment	—	25,609	19,896	—	45,505
Assets held for sale, net of impairment	—	—	—	—	—
Investment in and advances to subsidiaries	101,347	358,574	2,443	(462,364)	—
Deferred finance costs, net	7,168	—	—	—	7,168
Deferred income taxes	—	—	—	—	—
Other non-current assets	—	2,969	180	—	3,149

Total assets	$109,381	$429,328	$102,974	$(529,110)	$112,573

Accounts payable	$—	$32,642	$45,376	$(66,746)	$11,272
Accrued restructuring costs	—	1,490	—	—	1,490
Advances from parent	217,164	90,385	350	(307,899)	—
Liabilities of discontinued operations	—	—	—	—	—
Other current liabilities	4,875	15,761	5,244	—	25,880
Short-term debt	—	—	—	—	—
Deferred income taxes	—	—	968	—	968
Noncurrent liabilities	—	9,043	3,714	—	12,757
Notes payable	288,180	—	—	—	288,180
Preferred stock	284,401	—	—	—	284,401
Stockholders’ equity (deficit)	(685,239)	280,007	47,322	(154,465)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$109,381	$429,328	$102,974	$(529,110)	$112,573

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash	$9,614	$7,578	$6,687	$—	$23,879
Accounts receivable	—	28,512	45,217	(52,645)	21,084
Inventories	—	8,072	11,389	159	19,620
Other current assets	—	2,204	2,553	—	4,757
Assets of discontinued operations	—	40,635	36,296	(43,441)	33,490
Net property, plant and equipment	—	19,421	19,386	(43)	38,764
Assets held for sale, net of impairment	—	—	—	—	—
Investment in and advances to subsidiaries	101,347	217,071	425	(318,843)	—
Deferred finance costs, net	8,058	—	—	—	8,058
Deferred income taxes	—	—	—	—	—
Other non-current assets	—	996	191	—	1,187

Total assets	$119,019	$324,489	$122,144	$(414,813)	$150,839

Accounts payable	$—	$33,187	$29,465	$(51,791)	$10,861
Accrued restructuring costs	—	1,045	152	—	1,197
Advances from parent	137,293	45,373	2,650	(185,316)	—
Other current liabilities	6,361	18,505	6,401	(847)	30,420
Short-term debt	11,996	—	—	—	11,996
Deferred income taxes	—	—	541	—	541
Liabilities of discontinued operations	—	10,186	19,758	(16,791)	13,153
Noncurrent liabilities	—	10,101	4,548	—	14,649
Notes payable	327,626	—	—	—	327,626
Preferred stock	258,547	—	—	—	258,547
Stockholders’ equity (deficit)	(622,804)	206,092	58,629	(160,068)	(518,151)

Total liabilities and stockholders’ equity (deficit)	$119,019	$324,489	$122,144	$(414,813)	$150,839

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net Sales	$—	$140,399	$165,808	$(152,165)	$154,042
Cost of sales	—	84,311	142,411	(151,128)	75,594

Gross margin	—	56,088	23,397	(1,037)	78,448
Selling, research and administrative expenses	—	33,607	6,905	(555)	39,957
Restructuring activity	—	1,617	(85)	—	1,532

Operating income	—	20,864	16,577	(482)	36,959
Other income (expense):
Interest income	—	134	46	(69)	111
Interest expense	(36,231)	(56)	(117)	569	(35,835)
Dividend income	—	46,290	—	(46,290)	—

Income (loss) from continuing operations before income taxes	(36,231)	67,232	16,506	(46,272)	1,235
Income taxes	—	1,500	(1,991)	—	(491)

Income (loss) from continuing operations after income taxes	(36,231)	68,732	14,515	(46,272)	744
Income from discontinued operations after income taxes	—	27,743	559	(376)	27,926

Net income (loss)	$(36,231)	$96,475	$15,074	$(46,648)	$28,670

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net Sales	$—	$120,352	$161,911	$(118,144)	$164,119
Cost of sales	—	75,847	129,723	(117,600)	87,970

Gross margin	—	44,505	32,188	(544)	76,149
Selling, research and administrative expenses	—	31,739	11,704	(727)	42,716
Loss on sale of business	—	—	16,736	—	16,736
Restructuring activity	—	1,139	925	48	2,112

Operating income	—	11,627	2,823	135	14,585
Other income (expense):
Interest income	—	2,305	431	(2,607)	129
Interest expense	(34,106)	(1,382)	(1,009)	2,606	(33,891)
Dividend income	3,380	12,280	—	(15,660)	—

Income (loss) from continuing operations before taxes	(30,726)	24,830	2,245	(15,526)	(19,177)
Income taxes	—	(6,858)	(4,886)	—	(11,744)

Loss from continuing operations after income tax	(30,726)	17,972	(2,641)	(15,526)	(30,921)
Income from discontinued operations	—	4,205	2,413	(73)	6,545

Net income (loss)	$(30,726)	$22,177	$(228)	$(15,599)	$(24,376)

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net Sales	$—	$136,809	$144,718	$(108,411)	$173,116
Cost of sales	—	85,470	112,437	(107,202)	90,705

Gross margin	—	51,339	32,281	(1,209)	82,411
Selling, research and administrative expenses	—	32,626	15,311	(672)	47,265
Restructuring activity	—	2,220	(2,399)	—	(179)

Operating income	—	16,493	19,369	(537)	35,325
Other income (expense):
Interest income	79	1,634	443	(2,017)	139
Interest expense	(37,653)	(922)	(1,003)	1,912	(37,666)
Miscellaneous, net	—	—	—	—	—
Dividend income	—	29,804	—	(29,804)	—

Income (loss) from continuing operations before taxes	(37,574)	47,009	18,809	(30,446)	(2,202)
Income taxes	—	(796)	(5,517)	—	(6,313)

Income (loss) from continuing operations after income tax	(37,574)	46,213	13,292	(30,446)	(8,515)
Income from discontinued operations	—	5,241	1,227	568	7,036

Net income (loss)	$(37,574)	$51,454	$14,519	$(29,878)	$(1,479)

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended December 31, 2003

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by (used in) continuing operating activities	$(34,418)	$45,705	$20,933	$(25,080)	$7,140
Net cash provided by discontinued activities	—	1,625	2,346	—	3,971

Net cash provided by (used in) operating activities	(34,418)	47,330	23,279	(25,080)	11,111
Proceeds from sales of businesses and equipment	—	45,245	—	—	45,245
Equity contributions into subsidiaries	—	(6,450)	—	6,450	—
Purchases of property, plant and equipment, net	—	(12,521)	(2,255)	—	(14,776)

Net cash provided by (used in) investing activities	—	26,274	(2,255)	6,450	30,469
Debt payments — long term	(87,102)	—	—	—	(87,102)
Debt proceeds — long term	35,000	—	—	—	35,000
Debt proceeds (payments) — short term, net	—	—	—	—	—
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	79,871	(75,555)	(4,316)	—	—
Costs associated with debt	(1,749)	—	—	—	(1,749)
Intercompany dividends	—	—	(25,080)	25,080	—
Equity contributions into subsidiaries	—	—	6,450	(6,450)	—

Net cash provided by (used in) financing activities	25,670	(75,555)	(22,946)	18,630	(54,201)
Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Net change in cash and cash equivalents	(8,748)	(1,951)	(1,953)	—	(12,652)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$866	$5,627	$4,734	$—	$11,227

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by continuing operating activities	$(30,495)	$56,719	$8,788	$(12,280)	$22,732
Net cash provided by discontinued operating activities	—	8,026	(1,079)	—	6,947

Net cash provided by operating activities	(30,495)	64,745	7,709	(12,280)	29,679
Proceeds from sales of property	—	—	3,560	—	3,560
Equity contributions into subsidiaries	—	(2,690)	—	2,690	—
Purchases of property, plant and equipment, net	—	(4,345)	(4,082)	—	(8,427)

Net cash used in investing activities	—	(7,035)	(522)	2,690	(4,867)
Debt payments — long term	(10,541)	—	—	—	(10,541)
Debt proceeds — long term	10,000	—	55	—	10,055
Debt proceeds (payments) — short term, net	(2,000)	—	4	—	(1,996)
Common stock transactions	(400)	—	—	—	(400)
Intercompany loans	43,726	(44,721)	995	—	—
Costs associated with debt	(681)	—	—	—	(681)
Intercompany dividends	—	(5,651)	(6,629)	12,280	—
Equity contributions into subsidiaries	—	—	2,690	(2,690)	—

Net cash provided by (used in) financing activities	40,104	(50,372)	(2,885)	9,590	(3,563)
Effect of exchange rate changes on cash	—	—	600	—	600

Net change in cash and cash equivalents	9,609	7,338	4,902	—	21,849

Cash and cash equivalents at beginning of period	5	240	1,785	—	2,030

Cash and cash equivalents at end of period	$9,614	$7,578	$6,687	$—	$23,879

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001

	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Net cash provided by continuing operating activities	$(35,113)	$60,117	$1,366	$(29,856)	$(3,486)
Net cash provided by discontinued operating activities	—	8,739	4,563	—	13,302

Net cash provided by operating activities	(35,113)	68,856	5,929	(29,856)	9,816
Proceeds from sales of property	—	182	3,480	—	3,662
Equity contributions into subsidiaries	—	(8,002)	—	8,002	—
Purchases of property, plant and equipment, net	—	(13,674)	(7,602)	—	(21,276)

Net cash used in investing activities	—	(21,494)	(4,122)	8,002	(17,614)
Debt payments — long term	(9,375)	—	—	—	(9,375)
Debt proceeds — long term	2,000	—	2,034	—	4,034
Common stock transactions	(175)	—	—	—	(175)
Intercompany loans	36,228	(35,588)	(640)	—	—
Costs associated with debt	(636)	—	—	—	(636)
Intercompany dividends	—	(14,928)	(14,928)	29,856	—
Equity contributions into subsidiaries	—	—	8,002	(8,002)	—

Net cash provided by (used in) financing activities	28,042	(50,516)	(5,532)	21,854	(6,152)
Effect of exchange rate changes on cash	—	—	(312)	—	(312)

Net change in cash and cash equivalents	(7,071)	(3,154)	(4,037)	—	(14,262)

Cash and cash equivalents at beginning of period	7,076	3,394	5,822	—	16,292

Cash and cash equivalents at end of period	$5	$240	$1,785	$—	$2,030

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Operating Leases

      The Company leases various manufacturing facilities and office space. Future minimum payments under operating leases with initial terms of one year or more are as follows:

2004	$523
2005	501
2006	300
2007	322
2008	320
Thereafter	2,391

$4,357

      Rent expense was $866, $1,179 and $1,823 for the years ended December 31, 2003, 2002, and 2001, respectively.

8.     Retirement Plans

      The Company has defined-benefit plans covering approximately substantially all of its U.S., U.K. and Taiwanese employees. The U.S. Plan was amended effective January 1, 2002 to change the calculation of benefits for employees hired after May 1, 2002 to a cash balance benefit where the employee’s account is credited each year with a percentage of their salary based on their age and years of service. Additionally, any prior year accumulated benefit balance is credited with interest based on the ten year U.S. Treasury Notes rate. The pension benefit for employees age forty or older continues to be calculated under the previous method generally based on salary and years of service. Employees under age forty have their benefit under the previous method frozen as of December 31, 2001 and start accruing a benefit under the cash balance formula starting January 1, 2002. Annual contributions to retirement plans equal or exceed the minimum funding requirements of applicable local regulations.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2003 and 2002 as well as a statement of the funded status and balance sheet reporting for these plans as of December 31, 2003 and 2002:

	U.S. Plan		Foreign Plans

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$65,223	$56,935	$11,870	$10,069
Service cost	1,618	1,738	197	188
Interest cost	3,830	4,052	615	579
Plan participants contributions	—	—	42	36
Plan amendment	—	(103)	—	—
Curtailment(1)	(3,641)	—	—	—
Actuarial loss (gain)	1,398	5,225	825	1,534
Foreign currency exchange rate change	—	—	30	20
Benefits paid	(3,118)	(2,624)	(437)	(556)

Benefit obligation at end of year	$65,310	$65,223	$13,142	$11,870

Change in plan assets:
Fair value of plan assets at beginning of year	$44,160	$53,176	$7,774	$9,473
Adjustment to fair asset value disclosed	—	(4)	10	—
Actual return on plan assets	8,715	(6,388)	1,427	(1,461)
Employer contributions	—	—	351	272
Plan participants contributions	—	—	42	36
Foreign currency exchange rate change	—	—	16	10
Benefits paid	(3,118)	(2,624)	(437)	(556)

Fair value of plan assets at end of year	$49,757	$44,160	$9,184	$7,774

Funded status
Funded status	$(15,553)	$(21,063)	$(3,958)	$(4,096)
Unrecognized actuarial (gain) loss	6,542	13,069	5,958	6,310
Unrecognized transition asset	—	—	92	100
Unrecognized prior service cost	275	505	—	—

Accrued pension cost before additional minimum liability	(8,736)	(7,489)	2,092	2,315
Additional minimum liability	(950)	(2,387)	(5,806)	(6,366)

Accrued pension cost after additional minimum liability	$(9,686)	$(9,876)	$(3,714)	$(4,051)

Amounts recognized in the balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(9,686)	(9,876)	(3,714)	(4,051)
Intangible assets	275	505	—	—
Accumulated other comprehensive income	675	1,883	5,806	6,366

Net amount recognized	$(8,736)	$(7,488)	$2,092	$2,315

(1)	Curtailment relates to the sale of the Synchro-Start business in 2003.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The funded status of the Company’s defined benefit pension plans at December 31, 2003, reflects the effects of negative returns experienced in the global capital markets over the past several years and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation of certain U.S. and foreign plans exceeded the fair value of plan assets. As a result, the Company recorded a minimum pension liability of approximately $6.5 million in the Consolidated Balance Sheet at December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2003 and 2002 was:

	U.S. Plan		Foreign Plans

	2003	2002	2003	2002

Projected benefit obligation	$65,310	$65,223	$13,142	$11,870
Accumulated benefit obligation	59,443	54,036	12,899	11,825
Fair value of plan assets	49,757	44,160	9,184	7,774

      The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2003, 2002 and 2001:

	U.S. Plan			Foreign Plans

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$1,618	$1,738	$1,774	$239	$224	$255
Interest cost	3,830	4,052	3,828	615	579	608
Expected return on plan assets	(4,431)	(4,729)	(4,668)	(582)	(726)	(853)
Amortization of prior service cost	92	111	229	—	—	—
Amortization of transitional asset	—	—	—	10	3	(21)
Recognized actuarial (gain) or loss	—	(312)	(491)	326	121	21
Expected contributions from employees	—	—	—	(42)	(36)	(45)

Net periodic benefit cost	$1,109	$860	$672	$566	$165	$(35)

FAS 88 curtailment cost	138	—	—	—	—	—

Total expense	$1,247	$860	$672	$566	$165	$(35)

      The following table presents the assumptions used in determining benefit obligations as of December 31, 2003, 2002 and 2001 and the net periodic costs amounts for the years ended December 31, 2003, 2002 and 2001:

	U.S. Plan			Foreign Plans

	2003	2002	2001	2003	2002	2001

Weighted-average assumption for benefit obligations at year end:
Discount rate	6.00%	6.60%	7.25%	5.27%	5.32%	5.89%
Rate of compensation increase	4.90%	4.90%	5.20%	4.17%	3.72%	4.00%
Weighted-average assumption for net periodic cost for the year:
Discount rate	6.60%	7.25%	7.50%	5.32%	5.89%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	7.51%	7.55%	7.79%
Rate of compensation increase	4.90%	5.20%	6.00%	3.72%	4.00%	4.45%

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the U.S. pension plan’s actual asset allocation as of December 31, 2003 and 2002, and target allocation as of December 31, 2003:

		Actual	Actual
Asset category	Target	2003	2002

Equity securities	70%	72%	66%
Debt securities	30%	28%	34%
Real estate	0%	0%	0%
Other	0%	0%	0%

Total	100%	100%	100%

      To the extent that the actual allocation of plan assets differs from the targeted allocation by more that 5% for any category, plan assets are re-balanced. The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historic returns, and expected future returns. Specifically, the factors are considered in the fourth quarter of the year preceding the year for which those assumptions are applied.

      The Company has a defined-contribution plan covering substantially all of its U.S. employees. The plan has funding provisions which, in certain situations, require Company contributions based upon a formula relating to employee gross wages, participant contributions, or hours worked. The plan also allows for additional discretionary Company contributions based upon profitability. The contributions made by the Company to the plan for 2003, 2002 and 2001 were $470, $482 and $568, respectively.

9.     Stock Options

      The Company implemented the 2001 Stock Option Plan (Option Plan) during 2001, and authorized 375,000 options. Eligibility for the Option Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only from and after an initial public offering (IPO) at a price per share equal to eighty percent of the price per share which the underwriters pay for the stock in connection with an initial public offering. Options are exercisable for fifty percent (50%) of the shares on the second anniversary of the grant, and for one hundred percent (100%) of the shares after the third anniversary of the grant. Options expire ten years from the date of the grant. The options that had been granted and were outstanding were 263,058 and 337,689 as of December 31, 2003 and 2002 respectively. During 2003, 87,631 options were cancelled and 13,000 options were granted. The Company will record a charge for the difference between the exercise price and the IPO price of these options upon the completion of the IPO.

10.     Segments and Geographical Information

      The Company’s continuing business consists of one operating segment known as Microacoustics. In the third quarter of 2003 after the sale of the Synchro-Start and Infrared operations, the Company reviewed its segment reporting under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, and concluded that the operating results of the Company should be reported as a single operating segment. Previously, the Company reported three operating segments: hearing aid components, acoustic and infrared technology, and automotive components. The Synchro-Start division was sold May 30, 2003, and was part of the Company’s Automotive Components reporting segment. The two businesses that once made up this reporting segment have now been sold. The 2002 amounts for Automotive Components represent the Ruf business. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. (see footnote 3. Discontinued Operations.) As a result of this change, segment information for the prior year has been restated to reflect the Microacoustic segment.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Microacoustic operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market transducers and other components for hearing aids, mobile communications and computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment).

      The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

		Ruf
	Microacoustics	Electronics	Total

2003
Revenues from external customers	$154,042	$—	$154,042
Operating income (loss)	36,959	—	36,959	(1)
2002
Revenues from external customers	$149,936	$14,183	$164,119
Operating income (loss)	32,631	(1,310)	31,321
2001
Revenues from external customers	$155,117	$17,999	$173,116
Operating income (loss)	37,450	(2,125)	35,325

(1)	A reconciliation of segment operating income (loss) and assets to the Company’s consolidated totals follows below.

      The total assets of the microacoustics operating segment as of December 31, 2003, 2002 and 2001 were $112,573, $117,349 and $128,827, respectively. Depreciation expense associated with these assets was $7,443, $8,236 and $9,938 for the years ended December 31, 2003, 2002, and 2001, respectively. Total capital expenditures for the microacoustic operating segment were $14,776, $6,734 and $18,563 for the years ended December 31, 2003, 2002, and 2001, respectively.

      The total assets of the Ruf Electronics business unit were $0, $0 and $18,303 as of December 31, 2003, 2002, and 2001, respectively. Depreciation expense associated with these assets was $0, $467 and $1,755 for the years ended December 31, 2003, 2002, and 2001, respectively. The assets of the Ruf Electronics were sold in November 2002. The total capital expenditures for the Ruf Electronics business unit were $0, $1,693 and $2,713 for the years ended December 31, 2003, 2002, and 2001.

      In 2003, the Company announced the closure of its Elgin, Illinois facility and recorded restructuring expense of $1,479, which affected the microacoustic segment. The Company also recorded a final adjustment related to the restructuring of its worldwide manufacturing operations announced in 2000 of $53 which affected the microacoustic segment.

      In 2002, the Company essentially finalized the restructuring of its worldwide manufacturing operations and recorded restructuring expenses of $2,112, which affected the operating segments as follows: microacoustics $2,064 and Ruf Electronics $48. The charge for microacoustics includes a loss on the sale of the Taiwan facility of $1,170. The Company also recorded a $16,736 loss on the sale of its Ruf operations.

      In 2001, the Company continued with restructuring of its worldwide manufacturing operations announced in 2000 and recorded restructuring expenses of ($179), which affected the operating segments as follows: microacoustics ($968) and Ruf Electronics $789. The charge for microacoustics includes a gain on the sale of UK facility of $3,046.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of segment operating income and assets to the Company’s consolidated totals:

	Year Ended December 31,

	2003	2002	2001

Profit or Loss
Total operating income for reportable segments	$36,959	$31,321	$35,325
Loss on sale of business	—	(16,736)	—

Total consolidated operating income	36,959	14,585	35,325
Other expense	(35,724)	(33,762)	(37,527)

Income (loss) from continuing operations before income taxes	$1,235	$(19,177)	$(2,202)

Assets
Microacoustic	$112,573	$117,349
Discontinued	—	33,490

Total consolidated assets	$112,573	$150,839

Geographic Information
Revenues (based invoicing location):
United States	$88,022	$81,551	$107,160
Germany	—	14,183	17,999
United Kingdom	50,293	52,661	36,679
Other geographic areas	15,727	15,724	11,278

	$154,042	$164,119	$173,116

Long Lived Assets
United States	$28,578	$20,334
Malaysia	11,489	10,650
China	6,591	6,732
Taiwan	1,528	1,650
Other geographic areas	468	585

	$48,654	$39,951

Major Customers

      The Company is dependent on sales of products to a small number of large customers. The Company’s top ten customers accounted for approximately 80%, 81% and 81%, of consolidated sales in 2003, 2002, and 2001 respectively. Revenues from one customer accounted for approximately 24%, 20% and 18% of consolidated revenues in those same years and 19% and 21% of consolidated accounts receivable at December 31, 2003 and 2002 respectively.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Restructuring Expenses

November 2003 Elgin, Illinois Restructure

      The Company announced the closure of its Elgin, Illinois facility in November of 2003, which it expects to complete in September of 2004. Operations will be shifted to facilities in China, Malaysia and Itasca, Illinois, with 74 positions at the Elgin facility being eliminated. The Company recorded employee severance and outplacement expenses of $1,479 in accordance with SFAS No. 112 “Employer’s Accounting for Post Retirement Benefits”.

March 2000 Worldwide Restructure

      The Company announced a major restructuring in March 2000 under which the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and Hungary. The following table presents the restructure costs and payments related to the March 2000 Restructure for 2003, 2002, 2001 and 2000.

		Accrued
	Restructure	Restructure
	Expense	Liability

2000 Activity
Employee severance and outplacement	$18,079	$18,079
Pension curtailment	(3,221)	—
Employee severance and outplacement payments	—	(6,805)

Balance December 31, 2000	$14,858	11,274

2001 Activity
Employee severance and outplacement	1,363	1,363
Employee outplacement costs	645	—
Gain on sale of United Kingdom facility	(3,046)	—
Facility closure costs and loss an disposal of assets	199	—
Inventory write-off	660	—
Employee severance and outplacement payments	—	(8,544)
Foreign currency translation	—	(349)

Balance December 31, 2001	$(179)	3,744

2002 Activity
Employee severance and outplacement	567	567
Inventory write-off	375	—
Loss on sale of Taiwan facility	1,170	—
Employee severance and outplacement payments	—	(3,109)
Foreign currency translation	—	(5)

Balance December 31, 2002	$2,112	1,197

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Accrued
	Restructure	Restructure
	Expense	Liability

2003 Activity
Employee severance and outplacement	53	53
Employee severance and outplacement payments		(1,239)

	$53	$11

      Of the total positions that were planned to be eliminated in the March 2000 restructuring, 678, 976, 1,072 and 1,072 had cumulatively been eliminated as of December 31, 2000, 2001, 2002 and 2003 respectively. The remaining liability balance was paid out in January 2004.

12.     Commitments and Contingencies

      Synchro-Start Divestiture Indemnifications. In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $250, is fully liable for claims totaling between $250 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale include $2.5 million in escrow for potential indemnification obligations. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

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

      Ruwido (Infrared) Divestiture Indemnifications. In connection with the sale of the Ruwido business, the Company has agreed to indemnify certain liabilities, losses or claims up to a total of $100. The Company believes that any claim would not have a material impact on the Company’s financial position.

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

      Retention Incentive Plan. In 2003 the Company established the Retention Incentive Plan to provide key management employees with an incentive to remain in the employ of the Company. The Plan provides for a Retention Bonus Pool of $4.0 million to be paid on the earlier of an initial public offering, sale of the Company or August 31, 2008.

      Other Commitments and Contingencies. The Company is involved in various lawsuits, claims, investigations and proceedings including patent and commercial matters that are in the ordinary course of business. The Company cannot at this time estimate with any certainty the impact of such matters on its financial position.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Product Warranties. The Company provides an accrual for estimated future warranty costs at the time products are sold and periodically adjusts the accrual to reflect actual experience. The warranty on products sold generally extends from one to three years.

      Changes in the Company’s accrual for warranty during the years ended December 31, 2003 and 2002 are as follows:

	2003	2002

Beginning balance	$4,438	$5,375
Settlements made during the period	(1,321)	(2,210)
Provision for warranty liability on sales	1,601	2,301
Adjustments in estimates for pre-existing warranties	(2,436)	(1,028)

Ending balance	$2,282	$4,438

      Adjustments in pre-existing warranties in 2003 and 2002 were due to substantial improvements in the warranty experience of the Company after 2001.

13.     Disposal of Long Lived Assets

      In November 2002 the Company sold its Ruf Electronics operations, and recorded a loss of $16,736. The loss includes $1,186 of accumulated other comprehensive income relating to foreign currency translation. The proceeds from the sale were not material. The Company may receive additional payment amounts in 2004 and 2005 if the Ruf operations meet certain financial targets.

      In December 2002, the Company sold its Taiwan facility as part of the restructuring plan announced in March 2000 and recorded a loss of $1,170 which is included in Restructuring Expenses in the Statement of Operations. Proceeds from the sale were $3,560.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      Pursuant to Knowles’ by-laws, each of its directors is designated as a “Class A director” or a “Class B director.” Each Class A director is entitled to four votes and each Class B director is entitled to one vote. Knowles currently has five directors, three of whom are with Doughty Hanson (Kenneth Terry, Christopher Wallis and David Chalom). Set forth below is certain information with respect to our directors and officers.

Name	Age	Position

Kenneth John Terry	39	Class A Director, Chairman of the Board
Christopher Wallis	45	Class A Director
David Chalom	28	Class A Director
James E. Knowles	73	Class B Director
John J. Zei	59	President and Chief Executive Officer, Class B Director
James H. Moyle	51	Executive Vice President and Chief Financial Officer
Louis T. Morabito	59	Vice President of Operations
Jeffrey S. Niew	37	Vice President and General Manager of Knowles Acoustics
Dennis R. Kirchhoefer	54	Vice President Research & Development
Stephen D. Petersen	45	Vice President Finance and Secretary

      Kenneth John Terry is a principal with Doughty Hanson & Co. Limited. Mr. Terry currently serves on the Board of Directors of Dunlop Standard Aerospace Group Limited, Ilford Imaging Limited, Impress Group B.V., RHM Limited, LM Group Holdings A/ S. He is a graduate of University of Leeds.

      Christopher Wallis joined Doughty Hanson & Co Limited at its inception in 1990 and is a director, co-founder and has served as Senior Principal for 13 years. Mr. Wallis previously worked with the other co-founders of Doughty Hanson at Standard Chartered Bank since 1985, having previously been a corporate banking officer at Standard Chartered Bank in Hong Kong and the Middle East. He is a member of the Investment Committee of Doughty Hanson & Co. He is also a director of North American Membership Group, Inc., a Doughty Hanson & Co fund portfolio company. He holds a degree in Economics (M.A.) from Cambridge University.

      David Chalom joined Doughty Hanson in September 1999, focusing on private equity transactions in North America. Prior to joining Doughty Hanson, Mr. Chalom worked for two years in the Investment

Banking department of Salomon Smith Barney in New York and London, focusing on Leveraged Finance and High Yield Origination. Mr. Chalom has a B.Sc. Economics degree in Finance from the Wharton School of the University of Pennsylvania.

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

      James H. Moyle joined Knowles in July of 2002 as Vice President & Chief Financial Officer. Prior to joining Knowles, he was Senior Vice President & Chief Financial Officer of Contech Construction Products, the nation’s leading supplier of civil engineering site solutions. He is a graduate of Bethany College and the University of Pennsylvania.

      Louis T. Morabito Vice President of Operations joined Knowles in 1996. Prior to joining Knowles he was Director of Operations for US Robotics, and Director Operations for a subsidiary of United Technologies Corporation. He is a graduate of the University of Bridgeport, and has an Executive MBA from the University of New Haven in Connecticut.

      Jeffrey S. Niew joined Knowles in May 2000 as Director of Advanced Products for Knowles Acoustics. He was promoted to Vice President and General Manager of Knowles Acoustics in November of 2002. Prior to Knowles, Mr. Niew has held various management positions in product development, operations, sales, and product management. He spent 1995 to 2000 with Littelfuse, Inc. Prior to Littelfuse, he was with Hewlett Packard’s (now Agilent) from 1988 to 1995. Mr. Niew is a graduate of University of Illinois at Chicago, College of Mechanical Engineering.

      Dennis R. Kirchhoefer joined Knowles in December of 1992 as Engineering Manage, was promoted to Director of Research & Development in March of 2000 and Vice President of Research & Development in May of 2003. He was with Electro-Voice (EV) Inc. from 1984 to 1992 and served as Chief Acoustic Engineer. Prior to Electro-Voice he was with Shure Brothers Inc., now known as Shure. Mr. Kirchhoefer is a graduate of DeVry and Southwestern Illinois University.

      Stephen D. Petersen joined Knowles in 1980 and served in various accounting positions including Assistant Treasurer and Vice President — Controller of KE. He was promoted to Vice President Finance in 1999. Mr. Petersen is a graduate of Augustana College, holds a Master of Management degree from Northwestern University, and is a certified public accountant.

Audit Committee

      The Company is not a “listed company” under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee and does not have an audit committee financial expert. The Board of Directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, the Board of Directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

      The Company has adopted a code of ethics that applies to officers (including its chief executive officer, chief financial officer, chief accounting officer, senior executive officers and persons performing similar functions) and employees. The Company has filed a copy of the code of ethics as Exhibit 14.1 to this Form 10-K and copies are available upon request.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table provides information concerning the compensation we paid to our senior officers for 2003, 2002 and 2001:

					Long-Term
		Annual Compensation			Compensation
					Securities
				Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Options/SARs	Compensation(1)

John J. Zei	2003	$440,884	$686,973	$—	$—	$8,325
President and Chief Executive Officer	2002	430,533	300,000	—	—	282,480
	2001	417,194	125,000	—	—	6,058

James H. Moyle	2003	275,522	468,516	—	—	366,480
Executive Vice President &	2002	127,413	—	—	—	23,598
Chief Financial Officer	2001	—	—	—	—	—

Louis T. Morabito	2003	171,840	199,959	11,073 (2)	—	7,477
Vice President of Operations	2002	161,720	—	—	—	6,904
	2001	158,850	50,000	—	—	5,830

Jeffrey S. Niew	2003	178,391	171,128	—	—	3,886
Vice President & General Manager	2002	146,247	—	—	—	3,912
Knowles Acoustics	2001	125,941	10,233	—	—	4,024

Dennis R. Kirchhoefer	2003	161,357	103,373	—	—	5,577
Vice President R&D	2002	143,603	50,000	—	—	4,159
	2001	139,264	20,000	—	—	4,644

(1)	The following chart is a breakdown of the payments made to the executive officers under the heading “All Other Compensation”. The Company also made contributions to the Knowles Electronics, LLC. Employee Retirement Savings 401(k) Plan on behalf of the executive officers and paid life insurance premiums on behalf of the executive officers in the amounts set fourth in the chart.

(2)	Short-term disability compensation.

			Knowles	Life	Relocation/
		Special	401(k) Plan	Insurance	Moving
Executive	Year	Bonus	Contributions	Premiums	Expenses

John J. Zei	2003	$—	$6,000	$2,325	$—
President and Chief Executive Officer	2002	275,000	5,500	1,980	—
	2001	—	5,250	808	—

James H. Moyle	2003	—	4,705	1,242	360,533 (1)
Executive Vice President &	2002	—	612	518	22,468
Chief Financial Officer	2001	—	—	—	—

Louis T. Morabito	2003	—	5,155	2,322	—
Vice President of Operations	2002	—	4,582	2,322	—
	2001	—	5,250	580	—

Jeffrey S. Niew	2003	—	3,601	285	—
Vice President & General Manager	2002	—	3,912	—	—
Knowles Acoustics	2001	—	4,024	—	—

Dennis R. Kirchhoefer	2003	—	5,177	400	—
Vice President R&D	2002	—	4,159	—	—
	2001	550	3,968	126	—

(1)	Relocation expenses and gross-up for taxes.

Retention Incentive Plan

      In 2003 the Company established the Retention Incentive Plan to provide key management employees with an incentive to remain in the employ of the Company. The Plan provides for a Retention Bonus Pool of $4.0 million to be allocated to participants based on their Retention Bonus Percentage with the resulting amount being each participants’ Retention Bonus. The Plan is unfunded, with any payments coming from the general assets of the Company. Participation and the Retention Bonus Percentage for each participant are determined by the compensation committee of the board of directors subject to the participant signing the Participation Agreement and Confidentiality/ Non-Competition/ Non-Solicitation Agreement. The Retention Bonus vests in 20% increments on the yearly anniversary over a five year period starting September 1, 2003. Full 100% vesting will occur at the earlier of a initial public offering, sale of the Company or August 31, 2008. Voluntary termination of employment by the participant for reason other than retirement causes the forfeiture of all vested and non-vested benefits under the Plan.

      Retention bonuses awarded in 2003, with vesting and payment subject to the provisions of the Retention Incentive Plan, include:

John J. Zei	$600,000
James H. Moyle	400,000
Louis T. Morabito	300,000
Jeffrey S. Niew	300,000
Dennis R. Kirchhoefer	300,000

Long-Term Incentive Plans — Awards In Last Fiscal Year

      The following table presents the Value Enhancement Bonus Percentages awarded in 2003 under the Value Enhancement Bonus Plan which is described below:

	Number of	Performance or	Estimated future payouts under non-stock
	shares, units or	other period until	price-based plans (in thousands)(1)
	other rights	maturation or
Name	(%)	payout	Threshold ($)	Target ($)	Maximum ($)

John J. Zei	20%	—	$2,000	—	—
James H. Moyle	16%	—	1,600	—	—
Louis T. Morabito	10%	—	1,000	—	—
Jeffrey S. Niew	10%	—	1,000	—	—
Dennis R. Kirchhoefer	10%	—	1,000	—	—

(1)	The threshold payout assumes the minimum payment level is achieved, there is no target payout and maximum payout cannot be determined until the liquidity event proceeds, if any, are known.

Value Enhancement Incentive Plan

      In 2003 the Company established the Value Enhancement Incentive Plan to motivate and reward key management employees for increasing the enterprise value of the Company. The Plan provides for a Value Enhancement Bonus Pool to be determined on the occurrence of an initial public offering or sale of the Company as follows:

Value Enhancement
Liquidity Event Proceeds	Bonus Pool

Less than $212 million	None
Exceed $212 million but less than $275 million	$10.0 million
Equal $275 million	$12.65 million
Exceed $275 million	$12.65 million plus 5% of the proceeds in excess of $275 million up to the sum of $275 million plus the redemption value of the Company’s preferred stock and its accrued but unpaid dividends.

      A partial Liquidity Event will result in a prorated calculation of the Bonus Pool. The Bonus Pool will be allocated to participants based on their Value Enhancement Bonus Percentage with the resulting amount being each participants’ Value Enhancement Bonus. The Plan is unfunded, with any payments coming from the general assets of the Company. Participation and the Retention Bonus Percentage for each participant are determined by the compensation committee of the board of directors subject to the participant signing the Participation Agreement and Confidentiality/ Non-Competition/ Non-Solicitation Agreement.

Pension Plan

      The following table provides information concerning the estimated annual pension benefit we pay to U.S. employees of the Company on their retirement, based upon their years of service and their average monthly earnings prior to their retirement (as described below).

	Years of Service

Renumeration	15	20	25	30	35

$125,000	$34,000	$45,000	$56,000	$56,000	$56,000
150,000	41,000	55,000	69,000	69,000	69,000
175,000	48,000	64,000	80,000	80,000	80,000
200,000	48,000	64,000	80,000	80,000	80,000
225,000	48,000	64,000	80,000	80,000	80,000
250,000	48,000	64,000	80,000	80,000	80,000
275,000	48,000	64,000	80,000	80,000	80,000
300,000	48,000	64,000	80,000	80,000	80,000
325,000	48,000	64,000	80,000	80,000	80,000
350,000	48,000	64,000	80,000	80,000	80,000
400,000	48,000	64,000	80,000	80,000	80,000
450,000	48,000	64,000	80,000	80,000	80,000
500,000	48,000	64,000	80,000	80,000	80,000

      The U.S. pension plan, which became effective on July 1, 1963, is a non-contributory defined benefit plan covering U.S. employees. As of December 31, 2003, John Zei, James Moyle, Louis Morabito, Jeffery Niew, and Dennis Kirchhoefer. have 3, 1, 7, 3 and 11 credited years of service, respectively. Under the plan, a participant who terminates employment with a vested benefit, and either immediately or at a later date attains his or her early or normal retirement age is entitled to receive a monthly pension benefit commencing on his or her normal or deferred retirement date., which may be an early retirement date. Normal retirement is at age 65. However, early retirement may commence any first of the month following attainment of age 55, but benefits are actuarially reduced for early retirement. The Plan was amended effective January 1, 2002 to change the calculation of benefits for employees hired after May 1, 2002 to a cash balance benefit where the employee’s account is credited each year with a percentage of their salary based on their age and years of service. Additionally, any prior year accumulated benefit balance is credited with interest based on the ten year U.S. Treasury Notes. The pension benefit for employees age forty or older would continue to be calculated under the previous method generally based on salary and years of service. Employees under age forty would have their benefit under the previous method frozen as of December 31, 2001 and start accruing a benefit under the cash balance formula starting January 1, 2002. The retirement benefit for the executives listed would be calculated using the previous calculation, with the exception of Mr. Niew whose benefit under the previous calculation was frozen and is accruing a benefit under the cash balance formula. The previous retirement benefit payable under the plan is equal to 2% of a participant’s average monthly covered compensation during the five consecutive years during which such participant received his or her highest earnings within the ten year period ending on the date of termination, multiplied by credited service up to a maximum of twenty-five years, reduced by the participant’s Social Security offset allowance. Under the plan, the Social Security offset allowance is equal to the product of 0.65% multiplied by (i) the participant’s years of credited service up to a maximum of twenty-five years and (ii) the lessor of: (A) the participant’s average monthly earnings over the three years prior to termination or (B) 1/12th of the average of the Social Security taxable wage base for the 35 year period ending with the last day of the calendar year in which the participant attains Social Security retirement age.

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

      In connection with the commencement of his employment, Knowles has agreed to loan Mr. Zei $300,000 to purchase Knowles’ common stock at fair market value, and Mr. Zei has purchased an additional $200,000 worth of common stock at fair market value with his own funds. The stock is subject to Stockholders’ and Registration Rights Agreements described under the heading “Related Party Transactions.” As of December 31, 2002, the Company deemed the note satisfied in its entirety. Mr. Zei received a special bonus related to interest on the note and income taxes of $275,000.

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

Executive Stock Purchase Agreement

      In connection with the purchase of Class A Common Stock by members of management, each executive purchasing stock entered into an Executive Stock Purchase Agreement with Knowles and Key Acquisition, LLC. Among other things, the Executive Stock Purchase Agreements (i.) define Vested Stock, the Executive’s Put Option, and the Company’s Call Option, (ii.) provides for restrictions on the executive from competing with Knowles or soliciting its employees and (iii.) provides for severance benefits to the executive under certain circumstances.

Compensation of Directors

      Following the Recapitalization, our directors no longer receive any fees or other compensation for services rendered in their capacity as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Set forth below is certain information, as of February 28, 2004, concerning (a) the beneficial ownership of our voting securities by entities and persons who beneficially own more than 5% of our voting securities and (b) the ownership of our securities by our executive officers and directors. The determinations of “beneficial ownership” of voting securities are based upon Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This rule provides that securities will be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, (1) the power to vote or to direct the voting of securities and/or the power to dispose or to direct the disposition of, the securities or (2) the right to acquire any such power within 60 days after the date such “beneficial ownership” is determined.

	Amount
	Beneficially	Percent
Name and Address of Beneficial Owner(1)	Owned(2)	of Class

Key Acquisition, L.L.C.	800,000	83.6%
c/o Doughty Hanson & Co. Limited
Times Place, 45 Pall Mall,
London SW1Y 5JG, England

Doughty Hanson & Co. Limited(3)	800,000	83.6%
Times Place, 45 Pall Mall,
London SW1Y 5JG, England

(1)	After the Recapitalization, various members of the Knowles family and trusts for the benefit of members of the Knowles family hold in the aggregate 100,000 shares of common stock, or 10.4% of currently outstanding shares of common stock. Such stockholders have the right to elect one of our directors pursuant to a stockholders’ agreement with Key Acquisition, L.L.C. We have no reason to believe that various members of the Knowles family and trusts for the benefit of members of the Knowles family constitute a group, as that term is in Section 13(d)(3) of the Exchange Act.

(2)	Class A Common Stock.

(3)	Consists only of shares of Knowles owned by Key Acquisition, L.L.C., the majority of whose membership interests are held by limited partnerships for which Doughty Hanson acts as general partner.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

		Amount
		Beneficially	Percent
Name of Beneficial Owner	Title of Class	Owned	of Class

James E. Knowles	Class A Common	9,947	1.0
	Series A Preferred	2,045	0.2
Kenneth John Terry	—	—	—
Christopher Wallis	—	—	—
David Chalom	—	—	—
John J. Zei	Class A Common	16,667	1.7
James H. Moyle	—	—	—
Louis T. Morabito	Class A Common	5,000	0.5
Jeffery S. Niew	Class A Common	833	0.0
Dennis R. Kirchhoefer	Class A Common	1,667	0.2
Stephen D. Petersen	Class A Common	3,333	0.3
Combined holdings of directors and executive officers as a group	Class A Common	67,447	7.0
	Series A Preferred	2,045	0.2

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

	Number of securities		Number of
	to be issued upon		securities remaining
	exercise of	Weighted average	available for future
	outstanding options	exercise price	issuance

Equity compensation plans not approved by securities holders	263,058	(a )	111,942

(a)	The weighted average exercise price is based on an IPO transaction and is not determinable.

Item 13.	Certain Relationships and Related Transactions

Distribution of the Equipment Financing Business

      On June 29, 1999, Knowles’ equipment financing business (The Financial Corporation of Illinois), including certain parcels of real estate, were distributed to our preexisting stockholders, in redemption of 10% of the stock owned by those stockholders. James E. Knowles, one of our directors, is a stockholder of, and currently serves as the president of, The Financial Corporation of Illinois.

Service and Commission Agreements

      In connection with the Recapitalization, we entered into a Service Agreement dated June 23, 1999 (the “Service Agreement”) with Doughty Hanson & Co. Managers Limited (“DHCM”), a subsidiary of Doughty Hanson & Co. Limited, pursuant to which DHCM received a fee of $3,000,000 upon the successful completion of the Recapitalization for financial advisory services related to the Recapitalization. The Service Agreement made available the resources of DHCM concerning a variety of financial and operational matters including advice and assistance in negotiating the purchase of shares owned by the Knowles family.

      Also in connection with the Recapitalization, we entered into a Commission Agreement dated June 23, 1999 (the “Commission Agreement”) with DHCM pursuant to which DHCM received a total aggregate commission of $2,000,000 upon the successful completion of the Recapitalization for its services in arranging the equity financing for the Recapitalization.

Stockholders’ and Registration Rights Agreements

      In connection with the Recapitalization, Knowles and the holders of its common stock, including Key Acquisition and certain members of management, entered into a stockholders’ agreement dated as of June 30, 1999 (the “Stockholders’ Agreement”) and a registration rights agreement dated as of June 30, 1999 (the “Registration Rights Agreement”). Among other things, the Stockholders’ Agreement and Registration Rights Agreement (i) impose certain restrictions on the transfer of shares of common stock by such holders and (ii) give such holders registration rights under certain circumstances. We will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement. Directors and executives of the company to date have purchased 69,167 shares of common stock which are subject to the Stockholders’ Agreement and Registration Rights Agreement.

Loan to John J. Zei

      In connection with the commencement of his employment, Knowles agreed to loan Mr. Zei $300,000 to purchase Knowles’ common stock at fair market value. As of December 31, 2002, the Company awarded Mr. Zei a bonus to retire the note and to pay interest and taxes totaling $275,000. (see the description of these items under “Employment Arrangements”).

Loan From Key Acquisition LLC

      The Company issued a $10 million Note to an affiliate of Doughty Hanson under a Note Purchase Agreement dated August 28, 2002. The Note is a general unsecured obligation of the Company, ranks subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Senior Subordinated Notes due 2009.

Loan to James H. Moyle

      In connection with his relocation, the Company provided a bridge loan to Mr. Moyle of $900,000 in January 2003 which was repaid in one week.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fee Information

      Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2003	2002

Audit fees	$437	$601
Audit-related fees	$307	$198
Tax fees	$361	$299
All other fees	$—	$—

	$1,105	$1,098

      Fees for audit services include fees associated with the annual audit, the review of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally. Audit-related fees principally included accounting consultation related to divestitures. Tax fees included tax compliance, tax advice and tax planning, including expatriate tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page

a)	1.	Financial Statements —
		Consolidated balance sheets — December 31, 2003 and 2002	40
		Consolidated statements of operations for each of the three years in the period ended December 31, 2003	41
		Consolidated statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2003	42
		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2003	43
		Notes to consolidated financial statements	44
	2.	Schedules
		The following consolidated financial schedule of Knowles Electronics Holdings, Inc. is included in response to Item 15(a.) II — Valuation and Qualifying Accounts	82
		All other schedules under Regulation S-X for Knowles Electronics Holdings, Inc. have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto.
		Signatures	83
	3.	Index to Exhibits	84
b)	Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended December 31, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

KNOWLES ELECTRONICS HOLDINGS, INC.

		Additions

		Charge to	Charge to
	Balance at	Costs	Other				Balance at
	Beginning	and	Accounts		Deductions —		End of
	of Period	Expenses	Describe		Describe		Period

Year ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$350	$247	$(6	)(1)	$64	(2)	$527
Allowance for obsolete inventory	5,114	1,416	(9	)(1)	2,373	(3)	4,148
Year ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	647	(180)	(1	)(4)	116	(6)	350
Allowance for obsolete inventory	7,817	2,391	133	(5)	5,227	(7)	5,114
Year ended December 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	1,110	26			489	(8)	647
Allowance for obsolete inventory	7,099	2,663			1,945	(9)	7,817

(1)	Foreign currency translation gain.

(2)	Uncollectible accounts written off.

(3)	Disposal of obsolete inventory.

(4)	Foreign currency translation gain.

(5)	Foreign currency translation loss.

(6)	Uncollectible accounts written off.

(7)	Disposal of obsolete inventory.

(8)	Uncollectible accounts written off.

(9)	Disposal of obsolete inventory.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

KNOWLES ELECTRONICS HOLDINGS, INC.
(Registrant)

By:	/s/ JOHN J. ZEI

John J. Zei
President and Chief Executive Officer

Dated: March 25, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN J. ZEI John J. Zei	President and Chief Executive Officer Class B Director	March 25, 2004

/s/ JAMES H. MOYLE James H. Moyle	Vice President and Chief Financial Officer	March 25, 2004

/s/ KENNETH JOHN TERRY Kenneth John Terry	Class A Director	March 25, 2004

/s/ CHRISTOPHER WALLIS Christopher Wallis	Class A Director	March 25, 2004

/s/ STEPHEN D. PETERSEN Stephen D. Petersen	Vice President Finance and Secretary	March 25, 2004

EXHIBIT INDEX

2.1	—	Recapitalization Agreement dated as of June 23, 1999, among Key Acquisition, L.L.C., Knowles Electronics Holdings, Inc. and the Stockholders (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-40076)
2.2	—	Contribution Agreement dated August 30, 1999, between Knowles Electronics Holdings, Inc. and Knowles Electronics, LLC (incorporated by reference to Exhibit 2.2 to Registration Statement No. 393-40076)
3.1	—	Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-40076)
3.2	—	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. changing its name to Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-40076)
3.3	—	Certificate of Incorporation of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-40076)
3.4	—	Certificate of Incorporation of Emkay Associates, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-40076)
3.5	—	Certificate of Amendment of Certificate of Incorporation of Emkay Associates, Inc. changing its name to Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement No. 333-40076)
3.6	—	Certificate of Incorporation of Knowles Manufacturing Ltd. (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-40076)
3.7	—	Certificate of Incorporation of Synchro-Start Products, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-40076)
3.8	—	Certificate of Formation of Knowles Electronics, LLC (incorporated by reference to Exhibit 3.8 to Registration Statement No. 333-40076)
3.9	—	Amended and Restated By-laws of Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 3.9 to Registration Statement No. 333-40076)
3.10	—	By-laws of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement No. 333-40076)
3.11	—	By-laws of Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement No. 333-40076)
3.12	—	By-laws of Knowles Manufacturing Ltd. (incorporated by reference to Exhibit 3.12 to Registration Statement No. 333-40076)
3.13	—	By-laws of Synchro-Start Products, Inc. (incorporated by reference to Exhibit 3.13 to Registration Statement No. 333-40076)
3.14	—	Limited Liability Company Agreement of Knowles Electronics, LLC, and an amendment dated as of March 14, 2000 thereto (incorporated by reference to Exhibit 3.14 to Registration Statement No. 333-40076)
4.1	—	Indenture, dated as of October 1, 1999, among Knowles Electronics Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 13 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-40076)
4.2	—	Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the “Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-40076)
4.3	—	Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the “Exchange Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-40076)
4.4	—	Registration Rights Agreement, dated October 1, 1999, between Knowles Electronics Holdings, Inc., Morgan Stanley & Co. Incorporated and Chase Securities, Inc. (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-40076)

4.5	—	Note Purchase Agreement dated August 28, 2002 between Knowles Electronic Holdings, Inc., the Subsidiary Guarantors and Key Acquisition LLC, (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.1	—	Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager, and an amendment dated December 23, 1999 and an amendment dated April 10, 2000 thereto (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-40076)
10.2	—	Parent Guarantee Agreement, dated as of June 30, 1999, between Knowles Electronics Holdings, Inc. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-40076)
10.3	—	Subsidiary Guarantee Agreement, dated as of June 30, 1999 among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchro-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-40076)
10.4	—	Security Agreement, dated as of June 30, 1999, among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchro-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-400076)
10.5	—	Pledge Agreement, dated as of June 30, 1999 among Knowles Electronics, Inc., the Subsidiary Pledgors and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-40076)
10.6	—	Amended and Restated Employment Agreement, dated as of June 21, 1993, between Knowles Electronics Holdings, Inc. and Reg G. Garratt (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-40076)
10.7	—	Employment Agreement between Knowles Electronics Holdings, Inc. and John J. Zei (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-40076)
10.8	—	Employment Agreement, dated December 29, 1999, between Knowles Electronics Holdings, Inc. and James F. Brace (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-40076)
10.9	—	Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronic Holdings, Inc., John J. Zei and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-40076)
10.10	—	Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronics Holdings, Inc., James F. Brace and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-40076)
10.11	—	Executive Stock Purchase Agreement, dated as of June 30, 1999, by and among Knowles Electronics Holdings, Inc., Stephen D. Peterson and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-40076)
10.12	—	Special Severance Commitment, dated as of September 9, 1998, between Knowles Electronics Holdings, Inc. and Bernard J. Smith (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-40076)
10.13	—	Change-in-Control Severance Pay Plan, dated as of September 21, 1998, established by Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-40076)
10.14	—	Management Incentive Plan of Knowles Electronics Holdings, Inc. for Calendar Year 1999 (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-40076)
10.15	—	Long Term Incentive Plan of Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-40076)

10.16	—	Service Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-40076)
10.17	—	Commission Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-40076)
10.18	—	Stockholders Agreement dated as of June 30, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Vendor Group, Morgan Stanley Senior Funding, Inc., Chase Securities, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-40076)
10.19	—	Registration Rights Agreement, dated as of June 20, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Existing Holder Group, Morgan Stanley Senior Funding Inc., Chase Securities Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-40076)
10.20	—	Amendment No. 3 dated as of December 12, 2001 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999 and April 10, 2000, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001)
10.21	—	Amendment No. 4 and Waiver dated as of May 10, 2002 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000 and December 12, 2001, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2001)
10.22	—	Investor Funding Agreement dated as of May 10, 2002 among Key Acquisition, LLC, a Delaware limited liability company, Knowles Electronics Holdings, Inc., a Delaware limited liability company, and JP Morgan Chase Bank, in its capacity as Administrative Agent for the lenders under the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2001)
10.23	—	Employment Agreement between Knowles Electronics Holdings, Inc. and James H. Moyle. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
10.24	—	Limited Waiver and Fifth Amendment dated March 25, 2003 and entered into by and among Knowles Electronics Holdings, Inc. (f/k/a Knowles Electronics, Inc.), the financial institutions listed on the signature pages hereof, JPMorgan Chase Bank as agent for the lenders, and, for the purposes of Section 3.9 and Section 6 thereof, the subsidiaries of the Company party thereto. (incorporated by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2003)
10.25	—	Stock Purchase Agreement between and among Woodward Governor Company and Knowles Intermediate Holding, Inc. and Knowles Electronics Holdings, Inc dated May 20, 2003. (incorporated by reference to Exhibit 10.25 to Form 8-K filed June 16, 2003)
10.26	—	Share Deal agreed by and between Knowles Intermediate Holding, Inc. and FM Electronics-Holding GmbH and WEHA Holding GmbH dated July 29, 2003. (incorporated by reference to Form 10-Q for the quarter ended June 30, 2003)
10.27	—	Knowles Electronics Holdings, Inc. Retention Incentive Plan dated December 12, 2003
10.28	—	Knowles Electronics Holdings, Inc. Value Enhancement Incentive Plan dated December 12, 2003
12.1	—	Calculation of Ratio of Earnings to Fixed Charges
14.1	—	Code of Ethics

21.1	—	List of Subsidiaries
31.1	—	Rule 13a-14 and 15d-14 Certification of the Chief Executive Officer
31.2	—	Rule 13a-14 and 15d-14 Certification of the Chief Financial Officer