Form 10-Q
period 2004-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2004-05-13
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

     (Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or
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

     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [x]

		Page
PART I — Financial Information
Item 1	Financial Statements
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	2
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	4
	Notes to the Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Qualitative and Quantitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	22
PART II — Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities — None
Item 4	Submission of Matters to a Vote of Security Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K	22
	Signatures
	Certifications
Certification
Certification

Part I — Financial Information

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2004	2003
	(In thousands)
Net sales	$45,328	$37,504
Cost of sales	24,044	18,946

Gross margin	21,284	18,558
Research and development expenses	2,722	2,290
Selling and marketing expenses	2,490	2,143
General and administrative expenses	5,339	5,687
Restructuring activity	(86)	—

Operating income	10,819	8,438
Other income (expense):
Interest income	16	25
Interest expense	(8,616)	(9,275)

Income (loss) from continuing operations before income taxes	2,219	(812)
Income taxes	942	243

Income (loss) from continuing operations	1,277	(1,055)
Income from discontinued operations:
Income from discontinued operations	—	1,109

Net income	$1,277	$54

Knowles Electronics Holdings, Inc.

Consolidated Balance Sheets

	March 31	December 31
	2004
	(unaudited)	2003
	(in thousands except share data)
Assets
Cash & cash equivalents	$8,931	$11,227
Accounts receivable, net	27,929	23,128
Inventories, net	16,938	17,373
Prepaid expenses and other	5,067	5,023

Total current assets	58,865	56,751
Property, plant and equipment, at cost:
Land	2,787	2,787
Building and improvements	19,282	19,273
Machinery and equipment	53,720	48,750
Furniture and fixtures	24,631	24,104
Construction in progress	8,982	11,743

Subtotal	109,402	106,657
Accumulated depreciation	(61,645)	(61,152)

Net	47,757	45,505
Other assets, net	3,866	3,149
Deferred finance costs, net	6,804	7,168

Total assets	$117,292	$112,573

Liabilities and stockholders’ equity (deficit)
Accounts payable	$12,206	$11,272
Accrued compensation and employee benefits	5,929	8,681
Accrued interest payable	10,134	4,868
Accrued warranty and rebates	4,919	5,902
Accrued restructuring costs	1,380	1,490
Other liabilities	3,182	2,645
Income taxes	3,183	3,784
Deferred income taxes	768	968

Total current liabilities	41,701	39,610
Accrued pension liability	12,671	12,350
Other noncurrent liabilities	1,178	407
Notes payable	288,574	288,180
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $106,173 March 2004; $99,401 December 2003	291,173	284,401
Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 952,500 March 2004; 957,500 December 2003	—	—
Common stock, Class B, $0.001 par value, 52,632 shares authorized: none ever issued	—	—
Capital in excess of par value	16,338	16,488
Accumulated deficit	(526,322)	(520,826)
Accumulated other comprehensive loss	(8,021)	(8,037)

Total stockholders’ equity (deficit)	(518,005)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$117,292	$112,573

Knowles Electronics Holdings, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Operating Activities
Net income (loss) from continuing operations	$1,277	($1,055)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,912	2,224
Restructuring activity	(86)	—
Amortization of deferred financing fees and debt discount	430	1,271
Inventory obsolescence provision	703	330
Deferred income taxes	(200)	(26)
Change in assets and liabilities:
Accounts receivable	(4,801)	(1,565)
Inventories	(268)	536
Other assets	(761)	640
Accounts payable	934	(184)
Accrued restructuring costs	(24)	(453)
Accrued interest payable	5,594	4,663
Accrued compensation and benefits	(2,752)	412
Other current liabilities	(446)	(3,664)
Other noncurrent liabilities	1,092	493
Income taxes payable	(601)	(638)
Net cash provided by discontinued operating activities	—	3,989

Net cash provided by operating activities	2,003	6,973
Investing Activities
Purchases of property, plant, and equipment, net	(4,164)	(1,976)

Net cash used in investing activities	(4,164)	(1,976)
Financing Activities
Debt payments — long term	—	(41,470)
Debt proceeds — long term	—	35,000
Costs associated with debt	—	(461)
Repurchase of common stock	(150)	—

Net cash used in financing activities	(150)	(6,931)
Effect of exchange rate changes on cash	15	311

Net change in cash and cash equivalents	(2,296)	(1,623)
Cash and cash equivalents at beginning of period	11,227	23,879

Cash and cash equivalents at end of period	$8,931	$22,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

March 31, 2004 and 2003

(unaudited)

1. Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended March 31, 2004 do not necessarily indicate the results that may be expected for the full year ending December 31, 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2003.

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

2. Subsequent Event

     Knowles Electronics Holdings, Inc. obtained a Seventh Amendment to Credit Agreement and Second Amendment to Security Agreement dated as of April 8, 2004, amending the (i) Credit Agreement dated as of June 28, 1999, as amended and restated as of July 21, 1999 (as amended, restated, supplemented or otherwise modified from time to time) among Knowles Electronics Holdings, Inc. (formerly known as Knowles Electronics, Inc.), as Parent Borrower, Lenders, JPMorgan Chase Bank (successor to The Chase Manhattan Bank) as Administrative Agent and Morgan Stanley Senior Funding, Inc., as Syndication Agent and (ii) the Security Agreement dated as of June 30, 1999 (as amended, restated, supplemented or otherwise modified from time to time), among Knowles Electronics Holdings, Inc., its U.S. subsidiaries and JPMorgan Chase Bank (successor to The Chase Manhattan Bank) as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, which became effective April 14, 2004, provides for Tranche D Term Loans due June 2007 in a principal amount of $48 million, the repayment in full of Tranche C Term Loans with part of the proceeds of Tranche D Term Loans and an amendment to the Credit Agreement’s interest coverage ratio and leverage ratio requirements, among other changes. The Tranche D Term Loans bear currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. Pursuant to the Seventh Amendment, the Company has repaid the outstanding principal balance under the Tranche C Term Loans, (which had an 18.5% interest rate) together with accrued interest thereon, together totaling approximately $36.0 million. The Company also paid a related prepayment penalty of $1.1 million and certain other fees to the lenders in connection with the Seventh Amendment.

3. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January 2003 thru March 2003 operating results of the Synchro-Start business, the sale of which was completed May 30, 2003. Discontinued operations also includes the January 2003 thru March 2003 operating results of the Infrared business, the sale of which was completed July 29, 2003.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see Footnote 8. Segments and Geographical Information.

     Operating results of the discontinued business for the three months ended March 31, 2004 and 2003, respectively, are as follows:

	Three months ended
	March 31,
	2004	2003
Sales	$—	$14,092

Income from discontinued operations	$—	$1,260
Income tax expense	—	(151)

Income from discontinued operations, net of tax	$—	$1,109

     The Company sold Synchro-Start for $49.7 million May 30, 2003. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $0.7 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

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

4. Accumulated Other Comprehensive Income

     For the three months ended March 31, 2004 and 2003, total comprehensive income amounted to $1,293 and $418, respectively. The difference between net income and comprehensive income is related primarily to the Company’s foreign currency translation.

5. New Accounting Standards

     In May 2003, the FASB issued SFAS No 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. We adopted the provisions of SFAS 150 on January 1, 2004. Since the Company’s preferred stock contains provisions whereby the preferred stock and accumulated dividends may be converted to common stock, the preferred stock and its dividends continue to be reflected as such. There was no material impact on our financial position or results of operations as a result of the adoption of SFAS 150.

     In December 2003, the FASB revised SFAS No, 132 — Employers’ Disclosures about Pension and Other Postretirement Benefits. The revised standard requires incremental pension and other postretirement benefit plan disclosures, but does not change the measurement or recognition of those plans. Therefore, the adoption of this accounting standard did not have any effect on our results of operations or financial position.

6. Inventory

     Inventories are as follows:

	March 31,	December 31,
	2004	2003
Raw materials	$10,520	$9,211
Work in process	2,002	1,341
Finished goods	9,223	10,969

	21,745	21,521
Less allowances for :
Obsolescence and net realizable value	(4,807)	(4,148)

	$16,938	$17,373

7. Notes Payable

     As part of the Recapitalization transaction, the Company entered into a Senior Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000, December 12, 2001, May 10, 2002, March 25, 2003 and May 28, 2003 with certain lenders (“Senior Credit Agreement”). See also Footnote 2. Subsequent Event.

     The Senior Credit Agreement as amended consists of approximately $143 million (as of March 31, 2004), which provides for revolving loans of $15 million (“Revolving Credit Facility”) through June 30, 2006 (unless the Tranche B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Tranche B Facility of $92 million (“Tranche B Facility”), which matures on June 29, 2007, and a Tranche C Facility of $35 million (“Tranche C Facility”), which matures on June 29, 2007. The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The Tranche B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The Tranche C Facility bears interest at a fixed rate of 18.5% of which 13% is payable in cash, and the remainder, at the Company’s option, payable in cash or increased principal. The percentage rate that is payable in cash increases 1.0 percentage point on March 31 of each year. At March 31, 2004, the weighted average interest rate was 6.1875% for the Tranche B Facility and 18.5% for the Tranche C Facility.

     The balance under the Tranche B Facility, Tranche C Facility, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	March 31,	December 31,
	2004	2003
Tranche B Facility	$91,600	$91,600
Tranche C Facility	35,996	35,668
13 1/8% Senior Subordinated Notes, net of discount	150,978	150,912
10% Senior Subordinated Notes	10,000	10,000

Total long-term notes payable	$288,574	$288,180

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

     The Company’s Senior Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of March 31, 2004, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Senior Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of March 31, 2004 and December 31, 2003, summarized income statements for the three months ended March 31, 2004 and 2003, and summarized cash flow information for the three months ended March 31, 2004 and 2003. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the

Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of March 31, 2004 and December 31, 2003, summarized income statement for the three months ended March 31, 2004 and 2003, and summarized cash flow information for the three months ended March 31, 2004 and 2003 is as follows:

			March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$475	$6,503	$1,953	$—	$8,931
Accounts receivable	—	33,203	73,557	(78,831)	27,929
Inventories	—	7,257	9,681	—	16,938
Other current assets	—	1,066	4,001	—	5,067
Net property, plant and equipment	—	26,089	21,668	—	47,757
Investment in and advances to subsidiaries	101,347	361,285	1,798	(464,430)	—
Deferred finance costs, net	6,804	—	—	—	6,804
Other non-current assets	—	3,346	520	—	3,866

Total assets	$108,626	$438,749	$113,178	$(543,261)	$117,292

Accounts payable	$—	$39,796	$51,241	$(78,831)	$12,206
Accrued restructuring costs	—	1,380	—	—	1,380
Advances from parent	219,765	89,722	473	(309,960)	—
Other current liabilities	10,134	11,404	5,809	—	27,347
Deferred income taxes	—	(200)	968	—	768
Noncurrent liabilities	—	10,057	3,792	—	13,849
Notes payable	288,574	—	—	—	288,574
Preferred stock	291,173	—	—	—	291,173
Stockholders’ equity (deficit)	(701,020)	286,590	50,895	(154,470)	(518,005)

Total liabilities and stockholders’ equity (deficit)	$108,626	$438,749	$113,178	$(543,261)	$117,292

			December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$866	$5,627	$4,734	$—	$11,227
Accounts receivable	—	29,333	60,541	(66,746)	23,128
Inventories	—	6,047	11,326	—	17,373
Other current assets	—	1,169	3,854	—	5,023
Net property, plant and equipment	—	25,609	19,896	—	45,505
Investment in and advances to subsidiaries	101,347	358,574	2,443	(462,364)	—
Deferred finance costs, net	7,168	—	—	—	7,168
Other non-current assets	—	2,969	180	—	3,149

Total assets	$109,381	$429,328	$102,974	$(529,110)	$112,573

Accounts payable	$—	$32,642	$45,376	$(66,746)	$11,272
Accrued restructuring costs	—	1,490	—	—	1,490
Advances from parent	217,164	90,385	350	(307,899)	—
Other current liabilities	4,875	15,761	5,244	—	25,880
Deferred income taxes	—	—	968	—	968
Noncurrent liabilities	—	9,043	3,714	—	12,757
Notes payable	288,180	—	—	—	288,180
Preferred stock	284,401	—	—	—	284,401
Stockholders’ equity (deficit)	(685,239)	280,007	47,322	(154,465)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$109,381	$429,328	$102,974	$(529,110)	$112,573

		Three Months Ended March 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$39,924	$49,015	$(43,611)	$45,328
Cost of sales	—	24,752	42,683	(43,391)	24,044

Gross margin	—	15,172	6,332	(220)	21,284
Selling, research and administrative expenses	—	8,754	2,015	(218)	10,551
Restructuring activity	—	(86)	—	—	(86)

Operating income	—	6,504	4,317	(2)	10,819
Other income (expense):
Interest income	—	7	185	(176)	16
Interest expense	(8,858)	71	(2)	173	(8,616)

Income (loss) before taxes	(8,858)	6,582	4,500	(5)	2,219
Income taxes	—	—	(942)	—	(942)

Net income (loss)	$(8,858)	$6,582	$3,558	$(5)	$1,277

		Three Months Ended March 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net Sales	$—	$33,193	$36,575	$(32,264)	$37,504
Cost of sales	—	17,543	33,507	(32,104)	18,946

Gross margin	—	15,650	3,068	(160)	18,558
Selling, research and administrative expenses	—	8,640	1,647	(167)	10,120

Operating income	—	7,010	1,421	7	8,438
Other income (expense):
Interest income	—	500	6	(481)	25
Interest expense	(9,272)	(441)	(40)	478	(9,275)
Dividend income	—	29,020	—	(29,020)	—

Income (loss) from continuing operations before income taxes	(9,272)	36,089	1,387	(29,016)	(812)
Income taxes	—	42	201	—	243

Income (loss) from continuing operations	(9,272)	36,047	1,186	(29,016)	(1,055)
Income from discontinued operations	—	753	356	—	1,109

Net income (loss)	$(9,272)	$36,800	$1,542	$(29,016)	$54

		Three Months Ended March 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,837)	$6,049	$(1,209)	$—	$2,003
Purchases of property , plant and equipment, net	—	(1,917)	(2,247)	—	(4,164)

Net cash used in investing activities	—	(1,917)	(2,247)	—	(4,164)
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	2,596	(3,256)	660	—	—

Net cash provided by (used in) financing activities	2,446	(3,256)	660	—	(150)
Effect of exchange rate changes on cash	—	—	15	—	15
Net change in cash and cash equivalents	(391)	876	(2,781)	—	(2,296)
Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$475	$6,503	$1,953	$—	$8,931

		Three Months Ended March 31, 2003
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,599)	$26,243	$10,360	$(29,020)	2,984
Net cash provided by discontinued activities	—	2,184	1,805	—	3,989

Net cash provided by (used in) operating activities	(4,599)	28,427	12,165	(29,020)	6,973
Equity contributions into subsidiaries	—	(4,020)	—	4,020	—
Purchases of property , plant and equipment, net	—	(1,361)	(615)	—	(1,976)

Net cash provided by (used in) investing activities	—	(5,381)	(615)	4,020	(1,976)
Debt payments — long term	(41,559)	—	89	—	(41,470)
Debt proceeds — long term	35,000	—	—	—	35,000
Intercompany loans	4,935	(3,188)	(1,747)	—	—
Costs associated with debt	(461)	—	—	—	(461)
Intercompany dividends	—	(15,000)	(14,020)	29,020	—
Equity contributions into subsidiaries	—	—	4,020	(4,020)	—

Net cash provided by (used in) financing activities	(2,085)	(18,188)	(11,658)	25,000	(6,931)
Effect of exchange rate changes on cash	—	—	311	—	311
Net change in cash and cash equivalents	(6,684)	4,858	203	—	(1,623)
Cash and cash equivalents at beginning of period	9,614	7,601	6,664	—	23,879

Cash and cash equivalents at end of period	$2,930	$12,459	$6,867	$—	$22,256

8. Segment Information

     The Company’s continuing business consists of one operating segment known as Microacoustics. In the third quarter of 2003 after the sale of the Synchro-Start and Infrared operations, the Company reviewed its segment reporting under SFAS No. 131 — Disclosure about Segments of an Enterprise and Related Information, and concluded that the operating results of the Company should be reported as a single operating segment. Previously, the Company reported three operating segments: hearing aid components, acoustic technology, and automotive components. The Synchro-Start division was sold May 30, 2003, and was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. (see Footnote 3. Discontinued Operations.) As a result of this change, segment information for the prior year has been restated to reflect the Microacoustic segment.

     The Microacoustic operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market transducers and other components for hearing aids, mobile communications and computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment).

     The Company uses consolidated financial information to assess performance and make resource allocation decisions.

9. Restructuring Expenses

November 2003 Elgin, Illinois Restructure

     The Company announced the closure of its Elgin, Illinois facility in November of 2003, which it expects to complete in September of 2004. Operations will be shifted to facilities in China, Malaysia and Itasca, Illinois, with 66 positions at the Elgin facility being eliminated. The Company recorded employee severance and outplacement expenses of $1,479 as of December 31, 2003. The following table presents the restructure costs and payments for the period.

		Accrued
	Restructure	Restructure
	Activity	Liability
Balance December 31, 2003	$—	$1,479
Employee severance and outplacement	24	24
Employee severance and outplacement payments	—	(13)
Adjustment due to reduced expected terminations	(110)	(110)

Balance March 31, 2004	$(86)	$1,380

March 2000 Worldwide Restructure

     The Company announced a major restructuring in March 2000 under which the Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourced component production or moved final assembly to lower cost locations in Malaysia, China and

Hungary. The remaining liability balance of $11 related to this restructure was paid in the first quarter of 2004.

10. Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $0.3 million, is fully liable for claims totaling between $0.3 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale include $2.5 million in escrow for potential indemnification obligations. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

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

     Ruwido (Infrared) Divestiture Indemnifications In connection with the sale of the Ruwido business, the Company has agreed to indemnify certain liabilities, losses or claims up to a total of $0.1 million. The Company believes that any claim would not have a material impact on the Company’s financial position.

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

     Changes in the Company’s accrual for warranty during the period are as follows:

Balance December 31, 2003	$2,282
Settlements made during the period	(293)
Provision for warranty liability on sales	333
Adjustments in estimates for pre-existing warranties	(213)

Balance March 31, 2004	$2,109

11. Retirement Plans

     Components of net periodic benefit cost for the three months ended March 31 are as follows:

	U.S. Plan		Foreign Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$381	$573	$64	$49
Interest cost	843	958	164	126
Expected return on plan assets	(1,000)	(1,108)	(155)	(119)
Amortization of prior service cost	20	38	(1)	—
Amortization of transitional asset	—	—	3	2
Recognized actuarial (gain) or loss	—	—	87	67
Expected contributions from employees	—	—	(11)	(9)

Net periodic benefit cost	$244	$461	$151	$116

     In March 2004, the Company made a contribution of $331 to its U.S. defined benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

     In 2003, the Company completed a program to divest its non-core businesses and to focus on its core microacoustic business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003, the Company completed the sale of its Synchro-Start division to Woodward Governor Company. The financial statements for the period ended March 31, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). (See Note 2 - Discontinued Operations).

     The table below shows the principal line items from our consolidated income statements for the three months ended March 31.

			$ Increase/	% Increase/
	Three months ended	Three months ended	(decrease) from	(decrease) from
$000s	3/31/04	3/31/03	prior year	prior year
Net sales	$45,328	$37,504	$7,824	20.9%
Cost of sales	24,044	18,946	5,098	26.9%

Gross margin	$21,284	$18,558	$2,726	14.7%
Gross margin %	47.0%	49.5%
Research and development	2,722	2,290	432	18.9%
Sales and marketing	2,490	2,143	347	16.2%
General and administrative	5,339	5,687	(348)	-6.1%

Total operating expenses	$10,551	$10,120	$431	4.3%
Restructuring activity	(86)	—	(86)

Operating income from continuing operations	$10,819	$8,438	$2,381	28.2%
Interest expense, net	8,600	9,250	(650)	-7.0%

Income from continuing operations, before tax	$2,219	$(812)	$3,031	-373.3%
Income taxes	942	243	699	287.7%

Income (loss) from continuing operations,	$1,277	$(1,055)	2,332	-221.0%
Income from discontinued operations, after tax	—	1,109	(1,109)	-100.0%

Net income	$1,277	$54	1,223	2264.8%

EBITDA from continuing operations	$12,731	$10,662	$2,069	19.4%
EBITDA as adjusted	$12,645	$10,662	$1,983	18.6%

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA. The key measurement used by management to gauge the profitability of the business is “EBITDA as adjusted”, which is calculated as follows :

			$ increase/	% increase/
	Three months ended	Three months ended	(decrease) from	(decrease) from
$000s	3/31/03	3/31/03	prior year	prior year
Operating income from continuing operations	$10,819	$8,438	$2,381	28.2%
Depreciation and amortization	1,912	2,224	(312)	-14.0%

EBITDA from continuing operations	12,731	10,662	2,069	19.4%
Restructuring activity	(86)	—	(86)

EBITDA, as adjusted	$12,645	$10,662	$1,983	18.6%

     Sales increased $7.8 million or 20.9% in the first quarter 2004 compared to the same quarter of 2003. The increase in sales is due to increased demand for transducers and increasing sales of the company’s unique silicon microphone (Sisonic) which was introduced in the summer of 2003.

     Cost of sales as a percent of sales increased by 2.5 percentage points in the first quarter 2004 compared to the same period the prior year. The increase in costs as a percentage of revenue is primarily due to the production ramp-up activities related to the new Sisonic microphone.

     Research and development expenses increased by 18.9% in the first quarter of 2004 compared to the same period in the prior year, reflecting increased headcount and higher activity on certain projects. Sales and marketing expenses increased 16.2% primarily related to the rollout of the Sisonic microphone. General and administrative expenses decreased 6.1% due to expenses in the prior year related to the Fifth Amendment of the Revised Credit Agreement. Total operating expenses increased by $0.4 million or 4.3% due to the increased research and development and sales and marketing expense.

     Restructuring activities in the first quarter of 2004 reflect adjustments due to lower expected employee terminations related to the closure of our Elgin facilities in the second half of 2004.

     Operating income from continuing operations in the first quarter of 2004 increased by $2.4 million or 28.2% over the first quarter of 2003 due to the sales increase, partially offset by increased cost of goods sold related to the Sisonic introduction and increased research and development and sales and marketing expenses.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Interest expense decreased by $0.7 million in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the inclusion in the year-earlier period of $1.1 million of write-off of deferred costs associated with the Tranche A facility of the Credit Agreement, which was refinanced in 2003.

     Income tax expense was $0.9 million in the first quarter of 2004 compared to $0.2 million in the first quarter of 2003. We are providing for income tax consistent with the expected taxes in foreign locations.

     After interest expense and taxes, we reported net income of $1.3 million for the first quarter of 2004 compared to net income of $0.1 million for the same period last year.

     EBITDA from continuing operations, as adjusted, increased by $2.0 million or 18.6% in the first quarter of 2004 compared to the year earlier period due to the increase in sales, partially offset by the increase in cost of goods sold related to production ramp-up activities related to the new Sisonic microphone, increased research and development expense and the increased sales and marketing expense.

Liquidity and Capital Resources

     We have historically used available funds for capital expenditures and working capital management. These funds have been obtained from operating activities and from borrowings. We also will have substantial interest expense of approximately $33 to $36 million each year.

     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a Credit Agreement in two facilities, a Tranche A Facility of $50 million and a Tranche B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. In the first quarter of 2003, the Company repaid $7.7 million of principal on the B facility as required under the Excess Cash provision of the Credit Agreement. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement. This amendment refinanced $31.7 million of the Credit Agreement, replacing the balance of the original Tranche A Facility with a Tranche C Facility and revising certain terms and conditions of the Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of the Synchro-Start and Infrared division under certain conditions. The Company completed the sale of the Synchro Start division May 30, 2003 and prepaid $42 million of Tranche B facility loans. An additional prepayment of $2.3 million related to the Synchro Start sale was made in November 2003. The Company completed the sale of Ruwido in July 2003 and prepaid $1 million of the Tranche B loans in July 2003.

     Subsequent to the end of the first quarter, on April 14, 2004 the Company obtained Amendment Seven to its Credit Agreement which provided for a $48 million Tranche D Facility which would be used in part to prepay the outstanding $36 million balance of the Tranche C Loans. The Tranche D Loans bear interest at the Company’s option of a LIBOR rate plus 7.25% or the Alternate Base Rate plus an initial margin of 6.25%. On the effective date of Amendment Seven, the applicable rate of the Tranche D Loan was 8.35% compared to the rate of 18.5% in the Tranche C loan. The Company paid a related prepayment penalty of $1.1 million to the Tranche C lenders.

     Under the amended terms of the Credit Agreement, the Company must maintain certain financial ratios. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA as adjusted and the interest coverage ratio, which is EBITDA as adjusted divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level. For purposes of calculating the required ratios, under the amended terms of the Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs will include the Company’s announced closure of its Elgin facility and the increase in capabilities in our Asian manufacturing faculties.

     The required ratios as amended in the Amendment Seven for future year-ends are as follows:

	Required Leverage Ratio	Required Interest
	per the Seventh	Coverage Ratio per the
	Amendment to the Credit	Seventh Amendment to the
	Agreement	Credit Agreement
December 31, 2004	6.50	1.25
December 31, 2005	6.00	1.35
December 31, 2006	5.50	1.45

     We expect to be able to comply with the required covenants thru December 2004. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

     The Credit Agreement as amended provided $142.6 million of credit as of March 31, 2004. The total amount of credit available to the Company increased to $154.6 million with the Seventh Amendment dated April 14, 2004. The following table summarizes the Company’s actual credit amounts outstanding as of March 31, 2004; the total credit available as of March 31, 2004; and the total credit available on April 14, 2004 after the approval of the Seventh Amendment to the Credit Agreement.

			Total credit
		Total credit	available to the
	Total credit	available to the	Company after the
	outstanding as of	Company as of March	Seventh Amendment
($millions)	March 31, 2004	31, 2004	on April 14, 2004

Revolving Credit Facility	$—	$15.0	$15.0
Tranche B Facility	91.6	91.6	91.6
Tranche C Facility	36.0	36.0	—
Tranche D Facility	—	—	48.0

Total Credit Agreement	$127.6	$142.6	$154.6
13 1/8% Senior Subordinated Notes due 2009, net	151.0	151.0	151.0
10% Senior Subordinated Notes due 2009	10.0	10.0	10.0

Total	$288.6	$303.6	$315.6

     Interest rates on the Revolving Credit Facility are the London Inter Bank Offered Rate (LIBOR) plus 4.0% or the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the “Alternate Base Rate”), in each case plus an initial margin of 3.0%. Interest on the B facility bears interest (at the Company’s option) at either: 1.) LIBOR plus 5.0% or 2.) the Alternate Base Rate plus 4.0%. Interest on the Tranche C facility was calculated at 18.5%, a portion of which was payable in cash on a monthly basis at a rate of 14%, with the balance accrued and added to the outstanding principal balance of the Facility. The Tranche D facility (established as of April 14, 2004) bears interest, at the Company’s option at either 1.) LIBOR plus 7.25% or 2.) the Alternate Base Rate plus an initial margin of 6.25%. On April 14, 2004 interest on the Tranche D facility was 8.35% compared to 18.5% interest on the Tranche C facility that it replaced.

     The principal on the Revolving Credit Facility and the Tranche B facility is due in four principal payments from September 30, 2006 to June 29, 2007. The Tranche D Facility is payable in full on June 29, 2007.

     Net cash provided by operating activities was $2.0 million in the first quarter of 2004 compared to a $7.0 million provided from operating activities in the first quarter of 2003. Net income was a net profit of $1.3 million in the first quarter of this year compared to a net income of $0.1 million in the first quarter of last year. The non-cash charge related to the amortization of deferred finance fees and debt discount was $0.4 million in the current year compared to $1.3 million in the prior year due to the inclusion in 2003 of the write-off of fees associated with the Tranche A Facility, which was repaid in the first quarter of 2003 from the proceeds of the Tranche C Facility. Accounts receivable increased by $4.8 million in the current year compared to an increase of $1.6 million in the prior year due to the increase in sales in 2004 and due to the timing of payments from several large customers Other assets increased by $0.8 million in the first three months of 2004 due to the increase in long-term receivables associated with employee benefit programs. Accrued compensation and benefits decreased by $2.8 million in 2004 due to the payment of bonuses in the first quarter of 2004 that were earned in 2003. Other current liabilities decreased by $0.4 million in the first three months of 2004 compared to a decrease of $3.7 million in the same period of 2003 due to a decrease in the prior year in the accrual for warranty and rebates.

     Net cash used in investing activities was $4.2 million in the first quarter this year compared to $2.0 million the first quarter of last year due to an increase in net purchases of property, plan and equipment for new product introductions and expansion of Asian production facilities.

     Net cash from financing activities was a use of $0.2 million in the first quarter of 2004 compared to a use of $6.9 million in the first quarter of 2003. The activity in 2003 is primarily due to the completion of the borrowing of the Tranche C Facility of $35 million, the payment of the $33.5 million of Tranche A Facility and the payment of $7.7 million of principal of Tranche B Facility associated with an excess cash calculation as of December 2002.

     We expect capital expenditures of $14 to $18 million in 2004. We expect our major capital expenditures in 2004 will be to support new product introductions for Sisonic, Deltek and transducer products, and to support manufacturing operations. The amount and timing of actual capital expenditures may be different than our current expectations.

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

     Important factors that could cause such differences include, among others: general economic conditions in the U.S. and worldwide; fluctuations in currency exchange rates and interest rates; dependence on our largest customers and key suppliers; the competitive environment applicable to the Company’s operations; greater than expected expenses associated with the Company’s activities or personnel needs; changes in accounting assumptions; changes in customers’ business environments; implementation of new software systems; regulatory, legislative and judicial developments, including environmental regulations; ability to generate sufficient liquidity to service debt obligations; and ability to maintain compliance with debt covenants.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We face foreign currency risks primarily as a result of revenues we derive from certain sales outside the United States and expenses incurred outside the United States. Our revenues are primarily denominated in the U.S. dollar. During the first quarter of 2004, approximately 93% of our revenue was denominated in U.S. dollars, approximately 4% was denominated in Japanese Yen and the balance denominated in other foreign currencies. None of the revenue that is earned in foreign currencies is hedged. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, none of which are hedged. A number of the currencies in which are expenses are denominated are closely tied to the U.S. Dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. We regularly monitor our foreign currency risks and may take measures to reduce the impact of foreign exchange fluctuations on our operating results.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans outstanding under the Credit Agreement would change our annual interest expense by $1.3 million. We have $151 million outstanding in 13 1/8% notes due in 2009. The estimated fair value of the notes as of March 31, 2004 is 106% of their face value or $162 million based on current market prices. The estimated fair value of the Tranche B loans is their face value or $92 million. The fair value of the Tranche C loan and the 10% Notes are estimated to be $37 and $10 million respectively.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There was no change in the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.A Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.B Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

     A report on Form 8-K was submitted April 16, 2004 by Knowles Electronics Holdings, Inc. furnishing information pursuant to Item 5 with respect to the Seventh Amendment to its Credit Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.
By /s/ JAMES H. MOYLE
James H. Moyle,
Executive Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)

Date: May 13, 2004