Form 10-Q
period 2004-06-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2004-08-12
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 333-40076

Knowles Electronics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2270096 (I.R.S. Employer Identification No.)

1151 Maplewood Drive Itasca, Illinois (Address of principal executive offices)	60143 (Zip Code)

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

Part I — Financial Information

KNOWLES ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net sales	$44,774	$38,906	$90,102	$76,410
Cost of sales	25,001	18,928	49,045	37,874

Gross margin	19,773	19,978	41,057	38,536
Research and development expenses	2,857	2,880	5,579	5,170
Selling and marketing expenses	2,840	2,279	5,330	4,422
General and administrative expenses	6,047	4,840	11,386	10,527
Impairment of assets held for sale	850	—	850	—
Restructuring activities	16	—	(70)	—

Operating income	7,163	9,979	17,982	18,417
Other income (expense):
Interest income	15	15	31	40
Interest expense	(8,188)	(9,680)	(16,804)	(17,855)
Loss on extinguishment of debt	(2,256)	—	(2,256)	(1,100)

Income (loss) from continuing operations before income taxes	(3,266)	314	(1,047)	(498)
Income taxes	276	1,044	1,218	1,287

Loss from continuing operations	(3,542)	(730)	(2,265)	(1,785)
Income from discontinued operations:
Income from discontinued operations	—	25,625	—	26,734

Net income (loss)	$(3,542)	$24,895	$(2,265)	$24,949

Knowles Electronics Holdings, Inc.
Consolidated Balance Sheets

	June 30
	2004	December 31
	(unaudited)	2003
	(in thousands, except share data)
Assets
Cash & cash equivalents	$14,316	$11,227
Accounts receivable, net	22,877	23,128
Inventories, net	21,478	17,373
Prepaid expenses and other	7,108	5,023

Total current assets	65,779	56,751
Property, plant and equipment, at cost:
Land	2,688	2,787
Building and improvements	12,615	19,273
Machinery and equipment	56,307	48,750
Furniture and fixtures	25,593	24,104
Construction in progress	9,490	11,743

Subtotal	106,693	106,657
Accumulated depreciation	(61,093)	(61,152)

Net	45,600	45,505
Assets held for sale, net of impairment	3,263	—
Other assets, net	1,416	3,149
Deferred finance costs, net	6,750	7,168

Total assets	$122,808	$112,573

Liabilities and stockholders’ deficit
Accounts payable	$14,377	$11,272
Accrued compensation and employee benefits	6,787	8,681
Accrued interest payable	4,852	4,868
Accrued warranty and rebates	5,015	5,902
Accrued restructuring costs	1,389	1,490
Other liabilities	2,040	2,645
Income taxes	2,986	3,784
Deferred income taxes	570	968

Total current liabilities	38,016	39,610
Accrued pension liability	13,041	12,350
Other noncurrent liabilities	1,502	407
Notes payable	300,648	288,180
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $112,944 June 2004; $99,401 December 2003	297,944	284,401
Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 952,500 June 2004; 957,500 December 2003	1	1
Common stock, Class B, $0.001 par value, 52,632 shares authorized: none ever issued	—	—
Capital in excess of par value	16,337	16,487
Accumulated deficit	(536,634)	(520,826)
Accumulated other comprehensive loss	(8,047)	(8,037)

Total stockholders’ deficit	(528,343)	(512,375)

Total liabilities and stockholders’ deficit	$122,808	$112,573

Knowles Electronics Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Operating Activities
Net loss from continuing operations	($2,265)	($1,785)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,058	4,144
Restructuring costs	(101)	(868)
Amortization of deferred financing fees and debt discount	937	1,030
Loss on extinguishment of debt	2,256	1,100
Impairment of assets held for sale	850	—
Inventory obsolescence provision	800	418
Deferred income taxes	(398)	(1,039)
Loss on disposal of assets	236	160
Change in assets and liabilities:
Accounts receivable	251	(977)
Inventories	(4,905)	2,988
Other assets	(352)	1,451
Accounts payable	3,105	(1,447)
Accrued interest payable	(16)	(2,376)
Accrued compensation and benefits	(1,894)	(638)
Other current liabilities	(1,492)	(4,307)
Other noncurrent liabilities	1,786	555
Income taxes payable	(798)	631
Net cash provided by discontinued operating activities	—	3,823

Net cash provided by operating activities	2,058	2,863
Investing Activities
Proceeds from sale of Synchro-Start operations	—	45,786
Purchases of property, plant, and equipment, net	(8,502)	(4,443)

Net cash provided by (used in) investing activities	(8,502)	41,343
Financing Activities
Debt payments — long term	(35,667)	(83,802)
Debt proceeds — long term	48,000	35,000
Costs associated with debt	(1,560)	(1,749)
Premium on early retirement of debt	(1,080)	—
Repurchase of common stock	(150)	(350)

Net cash provided by (used in) financing activities	9,543	(50,901)
Effect of exchange rate changes on cash	(10)	(31)

Net change in cash and cash equivalents	3,089	(6,726)
Cash and cash equivalents at beginning of period	11,227	23,879

Cash and cash equivalents at end of period	$14,316	$17,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

June 30, 2004 and 2003

(unaudited)

1. Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended June 30, 2004 do not necessarily indicate the results that may be expected for the full year ending December 31, 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2003.

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

2. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January 2003 through May 2003 operating results of the Synchro-Start business, the sale of which was completed May 30, 2003. Discontinued operations also includes the January 2003 through June 2003 operating results of the Infrared business, the sale of which was completed July 29, 2003.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see Footnote 7. Segment Information.

     Operating results of the discontinued business for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$—	$11,214	$—	$25,306

Income from discontinued operations	$—	$303	$—	$1,563
Income tax expense	—	(18)	—	(169)

Income from discontinued operations, net of tax	$—	$285	$—	$1,394

Gain on disposal of Synchro-Start division	$—	$35,173	$—	$35,173
Income tax expense	—	(1,000)	—	(1,000)

Gain on disposal of Synchro-Start division, net of tax	$—	$34,173	$—	$34,173

Loss on disposal of Infrared division	$—	$(8,833)	$—	$(8,833)
Income tax benefit	—	—	—	—

Loss on disposal of Infrared division, net of tax	$—	$(8,833)	$—	$(8,833)

     The Company sold Synchro-Start for $49.7 million May 30, 2003. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. As of December 2003, the Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $0.7 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

     The Company sold the Infrared business for $0.1 million on July 29, 2003 and the buyer retained debt of $4.0 million. As of December 2003, the Company recorded a pre-tax loss on the sale of $8.6 million. No tax benefit from the loss was recorded because the loss is netted against the gain on the Synchro-Start sale and the tax on that net gain is offset by the utilization of net operating loss carryforwards that had previously not been benefited.

3. Accumulated Other Comprehensive Income (Loss)

     For the six months ended June 30, 2004 and 2003, total comprehensive income (loss) amounted to ($2,275) and $26,427, respectively. For the three months ended June 30, 2004 and 2003, total comprehensive income (loss) amounted to ($3,568) and $26,012, respectively. The difference between net income (loss) and comprehensive income (loss) is related to the Company’s foreign currency translation.

4. New Accounting Standards

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

5. Inventory

     Inventories are as follows:

	June 30,	December 31,
	2004	2003
Raw materials	$11,358	$9,211
Work in process	2,129	1,341
Finished goods	12,743	10,969

	26,230	21,521
Less allowances for :
Obsolescence and net realizable value	(4,752)	(4,148)

	$21,478	$17,373

6. Notes Payable

     As part of the Recapitalization transaction, the Company entered into a Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended and otherwise modified from time to time, most recently as of April 14, 2004, with certain lenders (“Credit Agreement”).

     Knowles Electronics Holdings, Inc. obtained a Seventh Amendment to Credit Agreement and Second Amendment to Security Agreement as of April 14, 2004, amending the (i) Credit Agreement and (ii) the Security Agreement dated as of June 30, 1999 (as amended, restated, supplemented or otherwise modified from time to time), among Knowles Electronics Holdings, Inc., its U.S. subsidiaries and JPMorgan Chase Bank (successor to The Chase Manhattan Bank) as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, which became effective April 14, 2004, provides for Tranche D Term Loans due June 2007 in a principal amount of $48 million, the repayment in full of Tranche C Term Loans with part of the proceeds of Tranche D Term Loans and an amendment to the Credit Agreement’s interest coverage ratio and leverage ratio requirements, among other changes. Pursuant to the Seventh Amendment, the Company has repaid the outstanding principal balance under the Tranche C Term Loans, (which had an 18.5% interest rate) together with accrued interest thereon, together totaling approximately $36.0 million. The Company also paid a related prepayment penalty of $1.1 million and certain other fees to the lenders in connection with the Seventh Amendment.

     The Credit Agreement as amended consists of approximately $155 million, which provides for revolving loans of $15 million (“Revolving Credit Facility”) through June 30, 2006 (unless the Tranche B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Tranche B Facility of $92 million (“Tranche B Facility”), which matures on June 29, 2007, and a Tranche D Facility of $48 million (“Tranche D Facility”), which matures on June 29, 2007. The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The Tranche B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The Tranche D Term Loans bear currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. At June 30, 2004, the weighted average interest rate was 6.1875% for the Tranche B Facility and 8.625% for the Tranche D Facility.

     The balance under the Tranche B, C and D Facilities, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	June 30,	December 31,
	2004	2003
Tranche B Facility	$91,600	$91,600
Tranche C Facility	—	35,668
Tranche D Facility	48,000	—
13 1/8% Senior Subordinated Notes, net of discount	151,048	150,912
10% Senior Subordinated Notes	10,000	10,000

Total long-term notes payable	$300,648	$288,180

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

     The Company’s Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of June 30, 2004, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of June 30, 2004 and December 31, 2003, summarized income statements for the three and six months ended June 30, 2004 and 2003, and summarized cash flow information for the six months ended June 30, 2004 and 2003. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of June 30, 2004 and December 31, 2003, summarized income statement for the three and six months ended June 30, 2004 and 2003, and summarized cash flow information for the six months ended June 30, 2004 and 2003 is as follows:

	June 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$543	$5,269	$8,504	$—	$14,316
Accounts receivable	—	32,350	70,105	(79,578)	22,877
Inventories	—	10,029	11,449	—	21,478
Other current assets	—	3,938	3,170	—	7,108
Net property, plant and equipment	—	19,703	25,897	—	45,600
Assets held for sale, net of impairment	—	3,263	—	—	3,263
Investment in and advances to subsidiaries	101,347	364,988	1,421	(467,756)	—
Deferred finance costs, net	6,750	—	—	—	6,750
Other non-current assets	—	1,088	328	—	1,416

Total assets	$108,640	$440,628	$120,874	$(547,334)	$122,808

Accounts payable	$—	$37,009	$56,946	$(79,578)	$14,377
Accrued restructuring costs	—	1,389	—	—	1,389
Advances from parent	223,593	85,553	343	(309,489)	—
Other current liabilities	4,852	13,210	3,618	—	21,680
Deferred income taxes	—	(7)	577	—	570
Noncurrent liabilities	—	10,654	3,889	—	14,543
Notes payable	300,648	—	—	—	300,648
Preferred stock	297,944	—	—	—	297,944
Stockholders’ equity (deficit)	(718,397)	292,820	55,501	(158,267)	(528,343)

Total liabilities and stockholders’ equity (deficit)	$108,640	$440,628	$120,874	$(547,334)	$122,808

	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$866	$5,627	$4,734	$—	$11,227
Accounts receivable	—	29,333	60,541	(66,746)	23,128
Inventories	—	6,047	11,326	—	17,373
Other current assets	—	1,169	3,854	—	5,023
Net property, plant and equipment	—	25,609	19,896	—	45,505
Investment in and advances to subsidiaries	101,347	358,574	2,443	(462,364)	—
Deferred finance costs, net	7,168	—	—	—	7,168
Other non-current assets	—	2,969	180	—	3,149

Total assets	$109,381	$429,328	$102,974	$(529,110)	$112,573

Accounts payable	$—	$32,642	$45,376	$(66,746)	$11,272
Accrued restructuring costs	—	1,490	—	—	1,490
Advances from parent	217,164	90,385	350	(307,899)	—
Other current liabilities	4,875	15,761	5,244	—	25,880
Deferred income taxes	—	—	968	—	968
Noncurrent liabilities	—	9,043	3,714	—	12,757
Notes payable	288,180	—	—	—	288,180
Preferred stock	284,401	—	—	—	284,401
Stockholders’ equity (deficit)	(685,239)	280,007	47,322	(154,465)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$109,381	$429,328	$102,974	$(529,110)	$112,573

	Three Months Ended June 30, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$40,137	$46,223	$(41,586)	$44,774
Cost of sales	—	22,539	43,799	(41,337)	25,001

Gross margin	—	17,598	2,424	(249)	19,773
Selling, research and administrative expenses	—	9,884	2,111	(251)	11,744
Impairment of assets held for sale	—	850	—	—	850
Restructuring activities	—	16	—	—	16

Operating income	—	6,848	313	2	7,163
Other income (expense):
Interest income	—	5	31	(21)	15
Interest expense	(8,351)	140	(1)	24	(8,188)
Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) from continuing operations before income taxes	(10,607)	6,993	343	5	(3,266)
Income taxes	—	—	276	—	276

Net income (loss)	$(10,607)	$6,993	$67	$5	$(3,542)

	Three Months Ended June 30, 2003
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$35,287	$43,508	$(39,889)	$38,906
Cost of sales	—	21,629	37,103	(39,804)	18,928

Gross margin	—	13,658	6,405	(85)	19,978
Selling, research and administrative expenses	—	8,390	1,733	(124)	9,999

Operating income	—	5,268	4,672	39	9,979
Other income (expense):
Interest income	—	31	3	(19)	15
Interest expense	(9,809)	72	(4)	61	(9,680)
Dividend income	—	6,211	—	(6,211)	—

Income (loss) from continuing operations before income taxes	(9,809)	11,582	4,671	(6,130)	314
Income taxes	—	640	404	—	1,044

Income (loss) from continuing operations after income taxes	(9,809)	10,942	4,267	(6,130)	(730)
Income from discontinued operations after income taxes	—	25,087	623	(85)	25,625

Net income (loss)	$(9,809)	$36,029	$4,890	$(6,215)	$24,895

	Six Months Ended June 30, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$80,061	$95,238	$(85,197)	$90,102
Cost of sales	—	47,291	86,482	(84,728)	49,045

Gross margin	—	32,770	8,756	(469)	41,057
Selling, research and administrative expenses	—	18,638	4,126	(469)	22,295
Impairment of assets held for sale	—	850	—		850
Restructuring activities	—	(70)	—	—	(70)

Operating income	—	13,352	4,630	—	17,982
Other income (expense):
Interest income	—	12	216	(197)	31
Interest expense	(17,209)	211	(3)	197	(16,804)
Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) before taxes	(19,465)	13,575	4,843	—	(1,047)
Income taxes	—	—	1,218	—	1,218

Net income (loss)	$(19,465)	$13,575	$3,625	$—	$(2,265)

	Six Months Ended June 30, 2003
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$68,480	$80,082	$(72,152)	$76,410
Cost of sales	—	39,172	70,570	(71,868)	37,874

Gross margin	—	29,308	9,512	(284)	38,536
Selling, research and administrative expenses	—	17,030	3,380	(291)	20,119

Operating income	—	12,278	6,132	7	18,417
Other income (expense):
Interest income	—	90	9	(59)	40
Interest expense	(17,981)	(369)	(7)	502	(17,855)
Loss on extinguishment of debt	(1,100)	—	—	—	(1,100)
Dividend income	—	35,231	—	(35,231)	—

Income (loss) from continuing operations before income taxes	(19,081)	47,230	6,134	(34,781)	(498)
Income taxes	—	640	647	—	1,287

Income (loss) from continuing operations after income taxes	(19,081)	46,590	5,487	(34,781)	(1,785)
Income from discontinued operations after income taxes	—	26,239	945	(450)	26,734

Net income (loss)	$(19,081)	$72,829	$6,432	$(35,231)	$24,949

	Six Months Ended June 30, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16,295)	$16,158	$2,195	$—	2,058

Equity contributions into subsidiaries	—	(3,802)	—	3,802	—
Purchases of property , plant and equipment, net	—	(5,276)	(3,226)	—	(8,502)

Net cash provided by (used in) investing activities	—	(9,078)	(3,226)	3,802	(8,502)
Debt payments — long term	(35,667)	—	—	—	(35,667)
Debt proceeds — long term	48,000	—	—	—	48,000
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	6,429	(7,438)	1,009	—	—
Premium on early retirement of debt	(1,080)	—	—	—	(1,080)
Costs associated with debt	(1,560)	—	—	—	(1,560)
Equity contributions into subsidiaries	—	—	3,802	(3,802)	—

Net cash provided by (used in) financing activities	15,972	(7,438)	4,811	(3,802)	9,543
Effect of exchange rate changes on cash	—	—	(10)		(10)

Net change in cash and cash equivalents	(323)	(358)	3,770	—	3,089
Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$543	$5,269	$8,504	$—	$14,316

	Six Months Ended June 30, 2003
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(17,286)	$19,613	$10,733	$(14,020)	$(960)
Net cash provided by discontinued activities	—	1,610	2,213	—	3,823

Net cash provided by (used in) operating activities	(17,286)	21,223	12,946	(14,020)	2,863
Equity contributions into subsidiaries	—	(4,185)	—	4,185	—
Proceeds from sales of Synchro-Start operations	—	45,786	—	—	45,786
Purchases of property , plant and equipment, net	—	(3,553)	(890)	—	(4,443)

Net cash provided by (used in) investing activities	—	38,048	(890)	4,185	41,343
Debt payments — long-term	(83,559)	—	(243)	—	(83,802)
Debt proceeds — long-term	35,000	—	—	—	35,000
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	63,458	(59,308)	(4,150)	—	—
Costs associated with debt	(1,749)	—	—	—	(1,749)
Intercompany dividends	—	—	(14,020)	14,020	—
Equity contributions into subsidiaries	—	—	4,185	(4,185)	—

Net cash provided by (used in) financing activities	12,800	(59,308)	(14,228)	9,835	(50,901)
Effect of exchange rate changes on cash	—	—	(31)		(31)

Net change in cash and cash equivalents	(4,486)	(37)	(2,203)	—	(6,726)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$5,128	$7,541	$4,484	$—	$17,153

7. Segment Information

     The Company’s continuing business consists of one operating segment known as Microacoustics. In the third quarter of 2003 after the sale of the Synchro-Start and Infrared operations, the Company reviewed its segment reporting under SFAS No. 131 — Disclosure about Segments of an Enterprise and Related Information, and concluded that the operating results of the Company should be reported as a single operating segment. Previously, the Company reported three operating segments: hearing aid components, acoustic technology, and automotive components. The Synchro-Start division was sold May 30, 2003, and was the primary part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. (see Footnote 2. Discontinued Operations.)

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

8. Restructuring Expenses

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

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2003	$—	$1,479
Employee severance and outplacement payments	—	(20)
Adjustment due to reduced expected terminations	(70)	(70)

Balance June 30, 2004	$(70)	$1,389

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

     Changes in the Company’s accrual for warranty during the period are as follows:

2004
Balance December 31, 2003	$2,282
Settlements made during the period	(462)
Provision for warranty liability on sales	562
Adjustments in estimates for pre-existing warranties	(603)

Balance June 30, 2004	$1,779

10. Retirement Plans

     Components of net periodic benefit cost for the three months ended June 30 are as follows:

	U.S. Plans		Foreign Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$308	$411	$83	$49
Interest cost	1,092	957	215	127
Expected return on plan assets	(1,150)	(1,108)	(204)	(120)
Amortization of prior service cost	23	24	—	—
Amortization of transitional asset	—	—	3	2
Recognized actuarial (gain) or loss	—	—	114	67
Expected contributions from employees	—	—	(15)	(8)

Net periodic benefit cost	$273	$284	$196	$117

     Components of net periodic benefit cost for the six months ended June 30 are as follows:

	U.S. Plans		Foreign Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$689	$984	$147	$98
Interest cost	1,935	1,915	379	253
Expected return on plan assets	(2,150)	(2,216)	(359)	(239)
Amortization of prior service cost	43	62	(1)	—
Amortization of transitional asset	—	—	6	4
Recognized actuarial (gain) or loss	—	—	201	134
Expected contributions from employees	—	—	(26)	(17)

Net periodic benefit cost	$517	$745	$347	$233

     In March 2004, the Company made a contribution of $331 to its U.S. defined benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In 2003, the Company completed a program to divest its non-core businesses and to focus on its core microacoustic business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003, the Company completed the sale of its Synchro-Start division to Woodward Governor Company. The financial statements for the period ended June 30, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). (See Note 2 — Discontinued Operations).

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

     The table below shows the principal line items from our consolidated income statements for the six months ending June 30.

			$	%
			Increase/	Increase/
			(decrease)	(decrease)
	Three months	Three months	from prior	from prior
$000s	ended 6/30/04	ended 6/30/03	year	year
Net sales	$44,774	$38,906	$5,868	15.1%
Cost of sales	25,001	18,928	6,073	32.1%

Gross margin	$19,773	$19,978	$(205)	-1.0%
Gross margin %	44.2%	51.3%
Research and development	2,857	2,880	(23)	-0.8%
Sales and marketing	2,840	2,279	561	24.6%
General and administrative	6,047	4,840	1,207	24.9%

Total operating expenses	$11,744	$9,999	$1,745	17.5%
Impairment of assets held for sale	850	—	850	n/a
Restructuring expenses	16	—	16	n/a

Operating income from continuing operations	$7,163	$9,979	$(2,816)	-28.2%
Loss on extinguishment of debt	2,256	—	2,256	n/a
Interest expense, net	8,173	9,665	(1,492)	-15.4%

Income (loss) from continuing operations, before tax	$(3,266)	$314	$(3,580)	-1140.1%
Income tax	276	1,044	(768)	-73.6%

Income (loss) from continuing operations, after tax	$(3,542)	$(730)	(2,812)	385.2%
Income from discontinued operations, after tax	—	25,625	(25,625)	-100.0%
Net income (loss)	$(3,542)	$24,895	$(28,437)	-114.2%

EBITDA from continuing operations	$9,309	$11,899	$(2,590)	-21.8%

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

			$ increase/	% increase/
	Three months	Three months	(decrease)	(decrease)
$000s	ended 6/30/04	ended 6/30/03	from prior year	from prior year
Operating income from continuing operations	7,163	9,979	$(2,816)	-28.2%
Depreciation and amortization	2,146	1,920	226	11.8%

EBITDA from continuing operations	9,309	11,899	$(2,590)	-21.8%

     Sales increased $5.9 million or 15.1% in the second quarter 2004 compared to the same quarter of 2003. The increase in sales is due to increased demand for transducers and increasing sales of the company’s silicon microphone (“Sisonic”) which was introduced in the summer of 2003.

     Cost of sales as a percent of sales increased by 7.1 percentage points or $6.1 million in the second quarter of 2004 compared to the same period the prior year. The increase in costs in both dollar and percentage terms is primarily associated with the production ramp up costs of Sisonic and higher overall sales levels.

     Research and development expenses in the second quarter of 2004 were consistent with the same period in the prior year. Sales and marketing expenses increased 24.6% primarily related to the Sisonic product line. General and administrative expenses increased by 24.9% due to higher employee benefit and information system support costs. Total operating expenses increased by $1.7 million or 17.5% due to the increased sales and marketing expense and general and administrative expenses.

     A charge of $0.9 million for the impairment of assets held for sale was recorded in the second quarter of 2004 representing the revaluation of our Elgin, Illinois facility to fair market value.

     Restructuring expenses were recorded in the second quarter associated with the closure of our Elgin, Illinois facility. The Elgin facility is scheduled to close in the third quarter of 2004.

     Operating income from continuing operations in the second quarter of 2004 decreased by $2.8 million or 28.2% from the second quarter of 2003 due to the increased costs associated with increasing Sisonic production, the higher operating expenses and the impairment of assets held for sale, only partially offset by additional margin from increased sales.

     The April 2004 refinancing of the Tranche C portion of our Credit Agreement resulted in a $2.3 million loss on extinguishment of debt. This amount reflected the write-off of previously deferred charges associated with the origination of the Tranche C debt as well as a prepayment penalty paid to the Tranche C lenders.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense decreased by $1.5 million in the second quarter of 2004 compared to the second quarter of 2003 primarily due to the Tranche C refinancing, which replaced $36 million of 18.5% Tranche C debt with $48 million of Tranche D debt, which has a variable interest rate, currently priced at an 8.3% interest rate.

     The second quarter of 2003 included $25.6 million income from discontinued operations, primarily made up of the gain on the sale of Synchro-Start net of the loss on the sale of Ruwido.

     Income tax expense was $0.3 million in the second quarter of 2004 compared to $1.0 million in the second quarter of 2003. We are providing tax consistent with the expected taxes in foreign locations.

     We reported a net loss of $3.5 million for the second quarter of 2004, primarily due to the $2.3 million of loss on the extinguishment of debt and $0.9 million impairment of assets held for sale. We reported net income of $24.9 million for the second quarter of 2003, including the $25.6 million in income from discontinued operations net of taxes.

     EBITDA from continuing operations decreased by $2.6 million or 21.8% in the second quarter of 2004 due to the costs associated with Sisonic and increased sales and marketing and general and administrative expenses, only partially offset by higher sales.

Six months ended June 30. 2004 Compared to the Six Months Ended June 30, 2003

     The table below shows the principal line items from our consolidated income statements for the six months ending June 30.

			$	%
			Increase/	Increase/
	Six months	Six months	(decrease) from	(decrease) from
$000s	ended 6/30/04	ended 6/30/03	prior year	prior year
Net sales	$90,102	$76,410	$13,692	17.9%
Cost of sales	49,045	37,874	11,171	29.5%

Gross margin	$41,057	$38,536	$2,521	6.5%
Gross margin %	45.6%	50.4%
Research and development	5,579	5,170	409	7.9%
Sales and marketing	5,330	4,422	908	20.5%
General and administrative	11,386	10,527	859	8.2%

Total operating expenses	$22,295	$20,119	$2,176	10.8%
Impairment of assets held for sale	850	—	850	n/a
Restructuring activity	(70)	—	(70)	n/a

Operating income from continuing operations	$17,982	$18,417	$(435)	-2.4%
Loss on extinguishment of debt	2,256	1,100	1,156	105.1%
Interest expense, net	16,773	17,815	(1,042)	-5.8%

Income from continuing operations, before tax	$(1,047)	$(498)	$(549)	110.2%
Income tax	1,218	1,287	(69)	-5.4%

Income (loss) from continuing operations, after tax	$(2,265)	$(1,785)	(480)	26.9%
Income from discontinued operations, after tax	—	26,734	(26,734)	n/a

Net income (loss)	$(2,265)	$24,949	$(27,214)	-109.1%

EBITDA from continuing operations	$22,040	$22,561	$(521)	-2.3%

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

			$ increase/	% increase/
			(decrease)	(decrease
	Six months	Six months	from prior	from prior
$000s	ended 6/30/04	ended 6/30/03	year	year
Operating income from continuing operations	$17,982	$18,417	$(435)	-2.4%
Depreciation and amortization	4,058	4,144	86	-0.2%

EBITDA from continuing operations	22,040	22,561	$(521)	-2.3%

     Sales increased $13.7 million or 17.9% in the first six months 2004 compared to the same period of 2003. The increase in sales is due to increased demand for transducers and increasing sales of the company’s silicon microphone (“Sisonic”) which was introduced in the summer of 2003.

     Cost of sales as a percent of sales increased 4.8 percentage points or $11.2 million in the first six months of 2004 compared to the same period the prior year. The increase in costs in both dollar and percentage terms is primarily associated with the production ramp up costs of Sisonic and higher overall sales levels.

     Research and development expenses in the first six months of 2004 increased by 7.9% due to higher personnel costs and increased project expenses. Sales and marketing expenses increased 20.5% in the first six months of 2004 to support the Sisonic product line. General and administrative expenses increased by 8.2% primarily due to higher information system support costs and employee benefit expenses.

     A charge of $0.9 million for the impairment of assets held for sale was recorded in the second quarter of 2004 representing the revaluation of our Elgin, Illinois facility to fair market value.

     Operating income from continuing operations in the first six months of 2004 decreased by $0.4 million compared to the same period in 2003 due to the increased costs associated with increasing Sisonic production, the impairment of assets held for sale and higher operating expenses, only partially offset by additional margin from increased sales.

     The April 2004 refinancing of the Tranche C portion of our Credit Agreement resulted in a $2.3 million loss on extinguishment of debt. This amount reflected the write-off of previously deferred charges associated with the origination of the Tranche C debt as well as a prepayment penalty paid to the Tranche C lenders. The March 2003 refinancing of the Tranche A portion of our Credit Agreement resulted in a $1.1 million loss on extinguishment of debt, reflecting the write-off of previously deferred financing fees.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense decreased by $1.0 million in the first six months of 2004 compared to the same period in 2003 primarily due to more favorable interest rates associated with the refinancing of the Tranche C debt.

     The first six months of 2003 included $26.7 million income from discontinued operations, primarily made up of the gain on the sale of Synchro-Start net of the loss on the sale of Ruwido.

     Income tax expense was $1.2 million in the first six months of 2004 compared to an expense of $1.3 million in the first six months of 2003. We are providing tax consistent with the expected taxes in foreign locations.

     We reported a net loss of $2.3 million for the first six months of 2004, primarily due to the $2.2 million of loss on the extinguishment of debt and $0.9 million impairment of assets held for sale. We reported net income of $24.9 million for the same period in 2003, primarily due to the $26.7 million in income from discontinued operations, net of taxes.

     EBITDA from continuing operations decreased by $0.5 million in the first six months of 2004 compared to the year earlier period due to increased operating expenses partially offset by the margin on higher sales.

Liquidity and Capital Resources

     We have historically used available funds for capital expenditures and working capital management. These funds have been obtained from operating activities and from lines of credit. We also will have substantial interest expense of approximately $32 to $36 million each year.

     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a Credit Agreement in two facilities, a Tranche A Facility of $50 million and a Tranche B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. In the first quarter of 2003, the Company repaid $7.7 million of principal on the B Facility as required under the Excess Cash provision of the Credit Agreement. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement. The Fifth Amendment refinanced $31.7 million of the Credit Agreement, replacing the balance of the original Tranche A Facility with a Tranche C Facility and revising certain terms and conditions of the Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro Start division May 30, 2003 and prepaid $42 million of Tranche

B Facility loans. An additional prepayment of $2.3 million related to the Synchro Start sale was made in November 2003. The Company completed the sale of Ruwido in July 2003 and prepaid $1 million of the Tranche B loans in July 2003.

     On April 14, 2004 the Company obtained a Seventh Amendment to its Credit Agreement which replaced the $36 million Tranche C Facility with a $48 million Tranche D Facility at reduced interest rates and more favorable terms. The Tranche D loans bear interest at the Company’s option of a Libor rate plus 7.25% or the U.S. prime rate plus 6.25%. On the date of the refinancing, the applicable rate of the Tranche D loan was 8.35% compared to the rate of 18.5% in the Tranche C loan. The Company paid a related prepayment penalty of $1.1 million to the Tranche C debtholders.

     Under the amended terms of the Credit Agreement, the Company must maintain certain financial ratios. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     For purposes of calculating the required ratios, under the amended terms of the Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs will be related to the Company’s announced closure of its Elgin facility and other activities to reduce overhead costs.

     The required ratios as amended in the Seventh Amendment for future year-ends are as follows:

		Required
	Required	Interest
	Leverage	Coverage
	Ratio	Ratio
December 31, 2004	6.50	1.25
December 31, 2005	6.00	1.35
December 31, 2006	5.50	1.45

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

     The Credit Agreement as amended provides total credit of $154.6 million, including a $15 million in Revolving Credit facility that was not utilized as of June 30, 2004. The following table summarizes the Company’s actual credit amounts outstanding as of June 30, 2004:

Total credit
outstanding as of
($000s)	June 30, 2004
Revolving Credit Facility	$—
Term B Facility	91.6
Term D Facility	48.0

Total Credit Agreement	$139.6

13 1/8% Senior Subordinated Notes due 2009	151.0
10% Senior Subordinated Notes due 2009	10.0

Total Long Term Notes Payable	$300.6

     Interest rates on the Revolving Credit Facility are 4 percentage points above the London Inter Bank Offered Rate (LIBOR). Interest on the Tranche B Facility bears interest (at the Company’s option) at either: 1.) LIBOR plus 5.0% or 2.)U.S. Prime Rate plus 4.0%. The Tranche D facility bears interest, at the Company’s option at either 1.) LIBOR plus 7.25% or 2.) Prime Rate plus 6.25%. (See Note 6 — Notes Payable)

     The principal on the Revolving Credit Facility and the Term B facility is due in four principal payments from September 30, 2006 to June 29, 2007. The Term D Facility is payable in full on June 29, 2007.

     Net cash provided by operating activities was $2.1 million in the first six months of 2004 compared to $2.9 million from operating activities in the first six months of 2003. The decrease of $1.8 million is due to the absence, in 2004, of cash flow from the discontinued operations which were sold, partially offset by improved cash flow from continuing operations. The net loss from continuing operations was $2.3 million in the six months ended June 30, 2004 and $1.8 million in the same period in the prior year. The impairment of assets held for sale of $0.9 million was a non-cash writedown in the first six months of 2004. Inventory increased by $4.9 million in 2004 compared to a decrease in inventory of $3.0 million in 2003, due to the start-up of Sisonic and increased inventory in transducers and electro-mechanical controls designed to be responsive to increased customer demand. Accounts payable increased $3.1 million in the first six months of 2004 compared to a decrease of $1.4 million in the same period in 2003, due to increased inventory purchases and capital investments. Other current liabilities decreased by $1.5 million in the first six months of 2004 compared to a decrease of $4.3 million in the same period of 2003 due to a decrease in the prior year in the accrual for warranty and rebates. Net cash provided by discontinued operating activities (SSPI and Ruwido) added $3.8 million to the prior year.

     Net cash used in investing activities was $8.5 million in the first six months of 2004 compared to net cash provided of $41.3 million in the first six months of 2003. The net cash outflow from investing activities in the six months ending June 30, 2004 was due to net purchases of property, plant and equipment for new product introductions and expansion of Asian production facilities. In the six months ending June 30, 2003, the $4.4 million of cash used for purchases of property, plant and equipment was offset by the $45.8 million provided by the sale of SSPI and Ruwido.

     Net cash from financing activities was $9.5 million in the first six months of 2004 compared to a use of $50.9 million in the first half of 2003. The activity in 2004 reflects the Refinancing of debt in April 2004, which resulted in the payment of Tranche C debt of $35.7 million and the borrowing of $48.0 million of Tranche D debt at a more favorable interest rate. Associated with this April 2004 refinancing was the payment of $1.6 million in financing fees related to the Tranche D loan and a prepayment penalty of $1.1 million on the Tranche C debt. The net cash used from financing activities in the six months ended June 30, 2003 reflects the payment of debt related to the sale of SSPI and Ruwido of $42.0 million, and transactions associated with the refinancing of the Tranche A facility, including the completion of the borrowing of the Tranche C Facility of $35.0 million and the payment of the $33.5 million of Tranche A Facility. In addition, the six months ended June 2003 included the payment of $7.7 million of principal of Tranche B Facility associated with an excess cash calculation as of December 2002.

     The change in net cash in the first six months of 2004 was an increase in cash of $3.1 million, as cash provided by financing activities of $9.5 million and $2.1 in cash provided by operating activities was only partially offset by cash used in investing activities of $8.5 million. In the six months of 2003, net cash decreased by $6.7 million, as the sale of SSPI and Ruwido was cash neutral (net cash proceeds were used to reduce debt) and bank debt was reduced by $7.7 million due to the excess cash calculation.

     We expect capital expenditures of $18 to $23 million in 2004, funded by operating activities and lines of credit. We expect our major capital expenditures in 2004 will primarily be to support increased capacity, especially for the Sisonic product line and new product introductions. The amount and timing of actual capital expenditures may be different than our current expectations.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the first six months of 2004, approximately 93% of our revenue was denominated in U.S. dollars, approximately 4% was denominated in Japanese Yen and the balance denominated in other foreign currencies. None of the revenue that is earned in foreign currencies is hedged. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, none of which are hedged. A number of the currencies in which are expenses are denominated are closely tied to the U.S. Dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. In addition to revenue and expenses, we have certain contractual obligations that are expressed in a foreign currency. These obligations are hedged in order to limit the Company’s liability.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $1.4 million. We have $151 million outstanding in 13 1/8% notes due in 2009. The estimated fair value of the notes as of June 30, 2004 is 104% of their face value or $160 million based on current market prices. The fair value of the Tranche B loan, Tranche D loan and 10% Notes are estimated to be $92, $48 and $10 million respectively.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There was no change in the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Exhibits

10.26	Amendment No. 6 and Waiver dated as of May 28, 2003 to the Credit Agreement dated as of June 28, 1999, as amended and restated as of July 21, 1999, as amended, among Knowles Electronics Holdings, Inc.; the financial institutions party thereto as Lenders; JPMorgan Chase Bank as administrative agent and Morgan Stanley Senior Funding, Inc. as Syndication Agent.

10.27	Seventh Amendment to Credit Agreement and Second Amendment to Security Agreement dated as of April 8, 2004 among Knowles Electronics Holdings, Inc., the financial institutions listed on the signature pages hereof, JPMorgan Chase bank as agent for the Lenders, and for purposes of Sections 2,5 and 6 hereof, the Loan Parties listed on the signature pages hereof, with reference to the Credit Agreement dated as of June 28, 1999, as amended and restated July 21, 1999, as amended, among Knowles Electronics Holdings, Inc.; the financial institutions party thereto as Lenders; JPMorgan Chase Bank as administrative agent and Morgan Stanley Senior Funding, Inc. as Syndication Agent.

31.A	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.B	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.

	By	/s/ JAMES H. MOYLE

James H. Moyle,
Executive Vice President & CFO,
(As duly authorized officer and as the principal financial and accounting officer)

Date: August 12, 2004