Form 10-Q
period 2004-09-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2004-11-12
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Page
PART I — Financial Information
Item 1 Financial Statements Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	2
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	4
Notes to the Consolidated Financial Statements	5
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Qualitative and Quantitative Disclosures about Market Risk	24
Item 4 Controls and Procedures	24
PART II — Other Information
Item 1 Legal Proceedings — None
Item 2 Changes in Securities and Use of Proceeds — None
Item 3 Defaults Upon Senior Securities — None
Item 4 Submission of Matters to a Vote of Security Holders — None
Item 5 Other Information — None
Item 6 Exhibits and Report on Form 8-K — None
Signatures
Certifications
Certification
Certification

Part I — Financial Information

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net sales	$46,511	$34,660	$136,613	$111,070
Cost of sales	27,109	17,483	76,154	55,357

Gross margin	19,402	17,177	60,459	55,713
Research and development	2,906	2,538	8,485	7,708
Selling and marketing	2,940	2,260	8,270	6,682
General and administrative	5,082	4,343	16,468	14,870
Impairment of assets held for sale	—	—	850	—
Restructuring activities	2,320	—	2,250	—

Operating income	6,154	8,036	24,136	26,453
Other income (expense):
Interest income	16	23	47	63
Interest expense	(8,176)	(8,669)	(24,980)	(26,524)
Loss on extinguishment of debt	—	—	(2,256)	(1,100)

Loss from continuing operations before income taxes	(2,006)	(610)	(3,053)	(1,108)
Income tax (benefit)	(203)	567	1,015	1,854

Loss from continuing operations	(1,803)	(1,177)	(4,068)	(2,962)
Income from discontinued operations:
Income from discontinued operations	—	1,091	—	27,825

Net income (loss)	$(1,803)	$(86)	$(4,068)	$24,863

Knowles Electronics Holdings, Inc.

Consolidated Balance Sheets
(In thousands except share data)

	September 30,	December 31,
	2004,	2003,
	(unaudited)
Assets
Cash & cash equivalents	$8,762	$11,227
Accounts receivable, net	21,680	23,128
Inventories, net	24,685	17,373
Prepaid expenses and other	5,290	5,023

Total current assets	60,417	56,751
Property, plant and equipment, at cost:
Land	2,688	2,787
Building and improvements	12,454	19,273
Machinery and equipment	62,014	48,750
Furniture and fixtures	26,270	24,104
Construction in progress	10,936	11,743

Total property, plant and equipment	114,362	106,657
Accumulated depreciation	(62,798)	(61,152)

Property, plant and equipment less accumulated depreciation	51,564	45,505
Net assets held for sale	3,263	—
Other assets, net	1,473	3,149
Deferred finance costs, net	6,370	7,168

Total assets	$123,087	$112,573

Liabilities and stockholders’ deficit
Accounts payable	$15,803	$11,272
Accrued compensation and employee benefits	7,807	8,681
Accrued interest payable	9,615	4,868
Accrued warranty and rebates	2,570	5,902
Accrued restructuring costs	1,165	1,490
Other liabilities	1,952	2,645
Income taxes	1,792	3,784
Deferred income taxes	962	968

Total current liabilities	41,666	39,610
Accrued pension liability	13,287	12,350
Other noncurrent liabilities	1,624	407
Notes payable	298,719	288,180
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $120,394 September 2004; $99,401 December 2003	305,393	284,401
Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 952,500 September 2004; 957,500 December 2003	1	1
Common stock, Class B, $0.001 par value, 52,632 shares authorized: none ever issued	—	—
Capital in excess of par value	16,337	16,487
Accumulated deficit	(545,887)	(520,826)
Accumulated other comprehensive loss	(8,053)	(8,037)

Total stockholders’ deficit	(537,602)	(512,375)

Total liabilities and stockholders’ deficit	$123,087	$112,573

Knowles Electronics Holdings, Inc.

Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Operating Activities
Net loss from continuing operations	($4,068)	($2,962)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,766	5,617
Restructuring activities	(325)	(1,015)
Amortization of deferred financing fees and debt discount	1,461	1,241
Loss on extinguishment of debt	2,256	1,100
Impairment of assets held for sale	850	—
Inventory obsolescence provision	1,151	978
Deferred income taxes	(6)	(1,044)
Loss on disposal of assets	240	160
Change in assets and liabilities:
Accounts receivable	1,448	1,864
Inventories	(8,463)	2,173
Other assets	(592)	351
Accounts payable	4,531	(2,844)
Accrued interest payable	4,747	3,068
Accrued compensation and benefits	(874)	885
Other current liabilities	(4,025)	(4,604)
Other noncurrent liabilities	2,154	917
Income taxes payable	(1,992)	(101)
Net cash provided by discontinued operating activities	—	3,633

Net cash provided by operating activities	4,259	9,417
Investing Activities
Proceeds from sale of businesses	2,000	45,722
Purchases of property, plant, and equipment, net	(16,178)	(5,752)

Net cash provided by (used in) investing activities	(14,178)	39,970
Financing Activities
Debt payments — long term	(37,667)	(84,802)
Debt proceeds — long term	48,000	35,000
Costs associated with debt	(1,633)	(1,749)
Premium on early retirement of debt	(1,080)	—
Common stock transactions	(150)	(350)

Net cash provided by (used in) financing activities	7,470	(51,901)
Effect of exchange rate changes on cash	(16)	(43)

Net change in cash and cash equivalents	(2,465)	(2,557)
Cash and cash equivalents at beginning of period	11,227	23,879

Cash and cash equivalents at end of period	$8,762	$21,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

September 30, 2004 and 2003

(unaudited)

1. Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended September 30, 2004 do not necessarily indicate the results that may be expected for the full year ending December 31, 2004. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2003.

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

2. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. As such, discontinued operations includes the January 2003 thru May 2003 operating results of the Synchro-Start business, the sale of which was completed May 30, 2003. Discontinued operations also includes the January 2003 thru July 2003 operating results of the Infrared business, the sale of which was completed July 29, 2003.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see Footnote 7. Segment Information.

     Operating results of the discontinued business for the three and nine months ended September 30, 2003, respectively, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2003	2003
Sales	$1,207	$26,513

Income from discontinued operations	$(462)	$1,102
Income tax expense	—	(169)

Income from discontinued operations, net of tax	$(462)	$933

Gain on disposal of Synchro-Start division	$1,121	$36,294
Income tax expense	—	(1,000)

Gain on disposal of Synchro-Start division, net of tax	$1,121	$35,294

Loss on disposal of Infrared division	$432	$(8,402)
Income tax benefit	—	—

Loss on disposal of Infrared division, net of tax	$432	$(8,402)

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

3. Accumulated Other Comprehensive Income (Loss)

     For the nine months ended September 30, 2004 and 2003, total comprehensive income (loss) amounted to ($4,084) and $26,394, respectively. For the three months ended September 30, 2004 and 2003, total comprehensive loss amounted to ($1,809) and ($90), respectively. The difference between net income (loss) and comprehensive income (loss) is related to the Company’s foreign currency translation.

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

5. Inventory

     Inventories are as follows:

	September 30,	December 31,
	2004	2003
Raw materials	$13,134	$9,211
Work in process	1,779	1,341
Finished goods	15,439	10,969

	30,352	21,521
Less allowances for :
Obsolescence and net realizable value	(5,667)	(4,148)

	$24,685	$17,373

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

     The Credit Agreement as amended consists of approximately $155 million, which provides for revolving loans of $15 million (“Revolving Credit Facility”) through June 30, 2006 (unless the Tranche B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a Tranche B Facility of $92 million (“Tranche B Facility”), which matures on June 29, 2007, and a Tranche D Facility of $48 million (“Tranche D Facility”), which matures on June 29, 2007. The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The Tranche B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The Tranche D Term Loans bear currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. At September 30, 2004, the weighted average interest rate was 6.1875% for the Tranche B Facility and 8.625% for the Tranche D Facility.

     In September 2004, the Company repaid $2.0 million of the Tranche B Facility with $2.0 million of proceeds received from escrow that resulted from the sale of the Synchro-Start business in 2003.

     The balance under the Tranche B, C and D Facilities, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	September 30,	December 31,
	2004	2003
Term B Facility	$89,600	$91,600
Term C Facility	—	35,668
Term D Facility	48,000	—
13 1/8% Senior Subordinated Notes, net of discount	151,119	150,912
10% Senior Subordinated Notes	10,000	10,000

Total long-term notes payable	$298,719	$288,180

     As of September 30, 2004, there was no amount outstanding under the Revolving Credit Facility. The Company subsequently borrowed $9.0 million against the Revolving Credit Facility in October 2004.

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

     The Company’s Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of September 30, 2004, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Knowles Electronics Sales Corp. formerly known as Emkay Innovative Products, Inc. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of September 30, 2004 and December 31, 2003, summarized income statements for the three and nine months ended September 30, 2004 and 2003, and summarized cash flow information for the nine months ended September 30, 2004 and 2003. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC, a newly created Delaware limited liability company. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of September 30, 2004 and December 31, 2003, summarized income statement for the three and nine months ended September 30, 2004 and 2003, and summarized cash flow information for the nine months ended September 30, 2004 and 2003 is as follows:

	September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$18	$5,139	$3,605	$—	$8,762
Accounts receivable	—	30,681	60,597	(69,598)	21,680
Inventories	—	6,193	18,492	—	24,685
Other current assets	—	2,070	3,220	—	5,290
Net property, plant and equipment	—	21,610	29,954	—	51,564
Assets held for sale, net of impairment	—	3,263	—	—	3,263
Investment in and advances to subsidiaries	101,346	376,126	1,148	(478,620)	—
Deferred finance costs, net	6,370	—	—	—	6,370
Other non-current assets	—	1,122	351	—	1,473

Total assets	$107,734	$446,204	$117,367	$(548,218)	$123,087

Accounts payable	$—	$29,063	$55,535	$(68,795)	$15,803
Accrued restructuring costs	—	1,165	—	—	1,165
Advances from parent	228,165	87,280	342	(315,787)	—
Other current liabilities	9,615	11,169	3,755	(803)	23,736
Deferred income taxes	—	(7)	969	—	962
Noncurrent liabilities	—	10,940	3,971	—	14,911
Notes payable	298,719	—	—	—	298,719
Preferred stock	305,393	—	—	—	305,393
Stockholders’ equity (deficit)	(734,158)	306,594	52,795	(162,833)	(537,602)

Total liabilities and stockholders’ equity (deficit)	$107,734	$446,204	$117,367	$(548,218)	$123,087

	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$866	$5,627	$4,734	$—	$11,227
Accounts receivable	—	29,333	60,541	(66,746)	23,128
Inventories	—	6,047	11,326	—	17,373
Other current assets	—	1,169	3,854	—	5,023
Net property, plant and equipment	—	25,609	19,896	—	45,505
Investment in and advances to subsidiaries	101,347	358,574	2,443	(462,364)	—
Deferred finance costs, net	7,168	—	—	—	7,168
Other non-current assets	—	2,969	180	—	3,149

Total assets	$109,381	$429,328	$102,974	$(529,110)	$112,573

Accounts payable	$—	$32,642	$45,376	$(66,746)	$11,272
Accrued restructuring costs	—	1,490	—	—	1,490
Advances from parent	217,164	90,385	350	(307,899)	—
Other current liabilities	4,875	15,761	5,244	—	25,880
Deferred income taxes	—	—	968	—	968
Noncurrent liabilities	—	9,043	3,714	—	12,757
Notes payable	288,180	—	—	—	288,180
Preferred stock	284,401	—	—	—	284,401
Stockholders’ equity (deficit)	(685,239)	280,007	47,322	(154,465)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$109,381	$429,328	$102,974	$(529,110)	$112,573

	Three Months Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$42,663	$56,959	$(53,111)	$46,511
Cost of sales	—	23,358	56,535	(52,784)	27,109

Gross margin	—	19,305	424	(327)	19,402
Selling, research and administrative expenses	—	8,872	2,383	(327)	10,928
Restructuring activities	—	1,445	875	—	2,320

Operating income	—	8,988	(2,834)	—	6,154
Other income (expense):
Interest income	—	5	26	(15)	16
Interest expense	(8,313)	124	(2)	15	(8,176)
Dividend income	—	—	—	—	—

Income (loss) from continuing operations before income taxes	(8,313)	9,117	(2,810)	—	(2,006)
Income taxes	—	—	(203)	—	(203)

Net income (loss)	$(8,313)	$9,117	$(2,607)	$—	$(1,803)

	Three Months Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$31,686	$38,641	$(35,667)	$34,660
Cost of sales	—	20,300	32,660	(35,477)	17,483

Gross margin	—	11,386	5,981	(190)	17,177
Selling, research and administrative expenses	—	7,570	1,735	(164)	9,141

Operating income	—	3,816	4,246	(26)	8,036
Other income (expense):
Interest income	—	28	3	(8)	23
Interest expense	(8,673)	(1)	(60)	65	(8,669)
Dividend income	—	1,346	—	(1,346)	—

Income (loss) from continuing operations before income taxes	(8,673)	5,189	4,189	(1,315)	(610)
Income taxes	—	36	531	—	567

Income (loss) from continuing operations after income taxes	(8,673)	5,153	3,658	(1,315)	(1,177)
Income (loss) from discontinued operations after income taxes	—	1,402	(386)	75	1,091

Net income (loss)	$(8,673)	$6,555	$3,272	$(1,240)	$(86)

	Nine Months Ended September 30, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$122,724	$152,197	$(138,308)	$136,613
Cost of sales	—	70,649	143,017	(137,512)	76,154

Gross margin	—	52,075	9,180	(796)	60,459
Selling, research and administrative expenses	—	27,510	6,509	(796)	33,223
Impairment of assets held for sale		—	850	—	850
Restructuring activities	—	1,375	875	—	2,250

Operating income	—	22,340	1,796	—	24,136
Other income (expense):
Interest income	—	17	242	(212)	47
Interest expense	(25,522)	335	(5)	212	(24,980)
Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) before taxes	(27,778)	22,692	2,033	—	(3,053)
Income taxes	—	—	1,015	—	1,015

Net income (loss)	$(27,778)	$22,692	$1,018	$—	$(4,068)

	Nine Months Ended September 30, 2003
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$100,166	$118,723	$107,819)	$111,070
Cost of sales	—	59,472	103,230	(107,345)	55,357

Gross margin	—	40,694	15,493	(474)	55,713
Selling, research and administrative expenses	—	24,600	5,115	(455)	29,260

Operating income	—	16,094	10,378	(19)	26,453
Other income (expense):
Interest income	—	118	12	(67)	63
Interest expense	(26,654)	(370)	(67)	567	(26,524)
Loss on extinguishment of debt	(1,100)	—	—	—	(1,100)
Dividend income	—	36,577	—	(36,577)	—

Income (loss) from continuing operations before income taxes	(27,754)	52,419	10,323	(36,096)	(1,108)
Income taxes	—	676	1,178	—	1,854

Income (loss) from continuing operations after income taxes	(27,754)	51,743	9,145	(36,096)	(2,962)
Income from discontinued operations after income taxes	—	27,641	559	(375)	27,825

Net income (loss)	$(27,754)	$79,384	$9,704	$(36,471)	$24,863

	Nine Months Ended September 30, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,319)	$25,269	$(1,691)	$—	$4,259
Proceeds from sale of businesses	—	2,000	—	—	2,000
Equity contributions into subsidiaries	—	(3,802)	—	3,802	—
Purchases of property, plant and equipment, net	—	(11,673)	(4,505)	—	(16,178)

Net cash provided by (used in) investing activities	—	(13,475)	(4,505)	3,802	(14,178)
Debt payments - long term	(37,667)	—	—	—	(37,667)
Debt proceeds - long term	48,000	—	—	—	48,000
Costs associated with debt	(1,633)	—	—	—	(1,633)
Premium on early retirement of debt	(1,080)	—	—	—	(1,080)
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	11,001	(12,282)	1,281	—	—
Equity contributions into subsidiaries	—	—	3,802	(3,802)	—

Net cash provided by (used in) financing activities	18,471	(12,282)	5,083	(3,802)	7,470
Effect of exchange rate changes on cash	—	—	(16)	—	(16)

Net change in cash and cash equivalents	(848)	(488)	(1,129)	—	(2,465)
Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$18	$5,139	$3,605	$—	$8,762

	Nine Months Ended September 30, 2003
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(22,343)	$32,272	$11,222	$(15,367)	$5,784
Net cash provided by discontinued activities	—	1,610	2,023	—	3,633

Net cash provided by (used in) operating activities	(22,343)	33,882	13,245	(15,367)	9,417
Proceeds from sale of businesses	—	45,722	—	—	45,722
Equity contributions into subsidiaries	—	(4,185)	—	4,185	—
Purchases of property, plant and equipment, net	—	(4,866)	(886)	—	(5,752)

Net cash provided by (used in) investing activities	—	36,671	(886)	4,185	39,970
Debt payments - long term	(84,559)	—	(243)	—	(84,802)
Debt proceeds - long term	35,000	—	—	—	35,000
Costs associated with debt	(1,749)	—	—	—	(1,749)
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	72,962	(70,074)	(2,888)	—	—
Intercompany dividends	—	—	(15,367)	15,367	—
Equity contributions into subsidiaries	—	—	4,185	(4,185)	—

Net cash provided by (used in) financing activities	21,304	(70,074)	(14,313)	11,182	(51,901)
Effect of exchange rate changes on cash	—	—	(43)	—	(43)

Net change in cash and cash equivalents	(1,039)	479	(1,997)	—	(2,557)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$8,575	$8,057	$4,690	$—	$21,322

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

8. Restructuring Expenses

November 2003 Elgin, Illinois Restructure

     The Company announced the closure of its Elgin, Illinois facility in November of 2003, which it completed in September of 2004. Operations were shifted to facilities in China, Malaysia and Itasca, Illinois, with 46 positions at the Elgin facility being eliminated. The Company recorded employee severance and outplacement expenses of $1,479 as of December 31, 2003. The following table presents the restructure costs and payments for the period.

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2003	$—	$1,479
Facility consolidation costs	2,340	2,340
Facility consolidation payments	—	(2,340)
Employee severance and outplacement payments	—	(224)
Adjustment due to reduced expected terminations	(90)	(90)

Balance September 30, 2004	$2,250	$1,165

9. Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $0.3 million, is fully liable for claims totaling between $0.3 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale included $2.5 million in escrow for potential indemnification obligations, of which the Company received $2.0 million in September 2004. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

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

     Changes in the Company’s accrual for warranty during the period are as follows:

2004
Balance December 31, 2003	$2,282
Settlements made during the period	(1,073)
Provision for warranty liability on sales	663
Adjustments in estimates for pre-existing warranties	(752)

Balance September 30, 2004	$1,120

10. Retirement Plans

     Components of net periodic benefit cost for the three months ended September 30 are as follows:

	U.S. Plans		Foreign Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$330	$394	$92	$69
Interest cost	973	958	235	176
Expected return on plan assets	(1,156)	(1,107)	(222)	(167)
Amortization of prior service cost	15	22	1	—
Amortization of transitional asset	—	—	4	3
Recognized actuarial (gain) or loss	—	—	115	94
Expected contributions from employees	—	—	(6)	(12)

Net periodic benefit cost	$162	$267	$219	$163

FAS 88 curtailment cost	31	—	—	—

Total expense	$193	$267	$219	$163

     Components of net periodic benefit cost for the nine months ended September 30 are as follows:

	U.S. Plans		Foreign Plans
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,019	$1,378	$239	$167
Interest cost	2,908	2,873	614	429
Expected return on plan assets	(3,306)	(3,323)	(581)	(406)
Amortization of prior service cost	58	84	—	—
Amortization of transitional asset	—	—	10	7
Recognized actuarial (gain) or loss	—	—	316	228
Expected contributions from employees	—	—	(32)	(29)

Net periodic benefit cost	$679	$1,012	$566	$396

FAS 88 curtailment cost	31	—	—	—

Total expense	$710	$1,012	$566	$396

     In 2004 the Company made contributions of $366 to its U.S. defined benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In 2003, the Company completed a program to divest its non-core businesses and to focus on its core microacoustic business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003, the Company completed the sale of its Synchro-Start division to Woodward Governor Company. The financial statements for the period ended June 30, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). (See Note 2 – Discontinued Operations).

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

     The table below shows the principal line items from our consolidated income statements for the three months ending September 30.

	Three Months Ended		$	%
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Net sales	$46,511	$34,660	$11,851	34.2%
Cost of sales	27,109	17,482	9,627	55.1%

Gross margin	$19,402	$17,178	$2,224	12.9%
Gross margin %	41.7%	49.6%
Research and development	2,906	2,539	367	14.5%
Selling and marketing	2,940	2,260	680	30.1%
General and administrative	5,082	4,343	739	17.0%
Restructuring activities	2,320	—	2,320

	Three Months Ended		$	%
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Total operating expenses	$13,248	$9,142	$4,106	44.9%

Operating income from continuing operations	$6,154	$8,036	$(1,882)	-23.4%
Interest expense, net	(8,160)	(8,646)	486	-5.6%

Loss from continuing operations before tax	$(2,006)	$(610)	$(1,396)	228.9%
Income tax (benefit)	(203)	567	(770)	-135.8%

Loss from continuing operations after tax	$(1,803)	$(1,177)	$(626)	53.2%
Income from discontinued operations after tax	—	1,091	(1,091)	-100.0%

Net loss	$(1,803)	$(86)	$(1,717)	1996.5%

EBITDA from continuing operations	$7,862	$9,508	$(1,646)	-17.3%

     EBITDA is defined as earnings before interest, loss on extinguishment of debt, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

	Three Months Ended
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Operating income from continuing operations	$6,154	$8,036	$(1,882)	-23.4%
Depreciation and amortization	1,708	1,472	236	-16.0%

EBITDA from continuing operations	$7,862	$9,508	$(1,646)	-17.3%

Note — For purposes of calculating the Company’s performance under its Credit Agreement, restructuring costs of $2,320 in the three months ending September 30, 2004 are excluded from EBITDA.

     Sales increased $11.9 million or 34.2% in the third quarter 2004 compared to the same quarter of 2003. The increase in sales is due to increased demand for transducers and hearing aid assemblies, as well as increasing sales of the company’s silicon microphone (“Sisonic”), which was introduced in the summer of 2003.

     Cost of sales as a percent of sales increased by 7.9 percentage points in the third quarter of 2004 compared to the same period the prior year. The increase is primarily associated with the production ramp up costs of Sisonic in both the U.S. and Asia.

     Research and development expenses in the third quarter of 2004 were 14.5% higher than in the same period in the prior year, primarily due to higher spending on Sisonic. Sales and marketing expenses increased 30.1% primarily due to costs associated with higher sales levels and customer support costs. General and administrative expenses increased by 17.0% due to higher employee related costs and information system support costs. Restructuring expenses of $2.3 million were recorded in the third quarter of 2004 related to the severance, costs to consolidate facilities and relocate employees associated with the closure of our Elgin, Illinois facility and the transfer of activities to our China, Malaysia and Itasca, Illinois locations. The Elgin facility closed in September 2004. Total operating expenses increased by $4.1 million, or 44.9%.

     Operating income from continuing operations in the third quarter of 2004 decreased by $1.9 million or 23.4% from the third quarter of 2003 due to the increased costs associated with increasing Sisonic production, the higher operating expenses, only partially offset by additional margin from increased sales.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense decreased by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003 primarily due to the Tranche C refinancing, which replaced $36 million of 18.5% Tranche C debt with $48 million of Tranche D debt, which has a variable interest rate, currently priced at an 8.3% interest rate.

     The third quarter of 2003 included $1.1 million income from discontinued operations, primarily an adjustment to the gain on the sale of Synchro-Start.

     Income tax was $0.3 million of benefit in the third quarter of 2004 compared to $0.6 million of expense in the third quarter of 2003. We are providing tax consistent with the expected taxes in foreign locations.

     We reported a net loss of $1.8 million for the third quarter of 2004 compared to a net loss of $0.1 million in the same period in the prior year, primarily due to restructuring costs and other higher operating expenses that were partially offset by the margin on increased sales in 2004 and the prior year included a gain on sale of discontinued operations.

     EBITDA from continuing operations decreased by $1.6 million or 17.3 % in the third quarter of 2004 primarily due to restructuring costs and other higher operating expenses, only partially offset by additional margin from increased sales.

Nine months ended September 30. 2004 Compared to the Nine Months Ended September 30, 2003

     The table below shows the principal line items from our consolidated income statements for the nine months ending September 30.

	Nine Months Ended		$	%
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Net sales	$136,613	$111,070	$25,543	23.0%
Cost of sales	76,154	55,357	20,797	37.6%

Gross margin	$60,459	$55,713	$4,746	8.5%
Gross margin %	44.3%	50.2%
Research and development	8,485	7,708	777	10.1%
Selling and marketing	8,270	6,682	1,588	23.8%
General and administrative	16,468	14,870	1,598	10.7%
Impairment of assets held for sale	850	—	850
Restructuring activities	2,250	—	2,250

Total operating expenses	$36,323	$29,260	$7,063	24.1%

Operating income from continuing operations	$24,136	$26,453	$(2,317)	-8.8%
Interest expense, net	(24,933)	(26,461)	1,528	-5.8%
Loss on extinguishment of debt	(2,256)	(1,100)	(1,156)	105.1%

Loss from continuing operations before tax	$(3,053)	$(1,108)	$(1,945)	175.5%
Income tax	1,015	1,854	(839)	-45.3%

Loss from continuing operations after tax	$(4,068)	$(2,962)	$(1,106)	37.3%
Income from discontinued operations after tax	—	27,825	(27,825)	-100.0%

	Nine Months Ended		$	%
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Net income (loss)	$(4,068)	$24,863	$(28,931)	-116.4%

EBITDA from continuing operations	$29,902	$32,069	$(2,167)	-6.8%

     EBITDA is defined as earnings before interest, loss on extinguishment of debt, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

	Nine Months Ended		$	%
	September 30,		Increase/ (decrease)	Increase/ (decrease)
$000s	2004	2003	from prior year	from prior year
Operating income from continuing operations	$24,136	$26,453	$(2,317)	-8.8%
Depreciation and amortization	5,766	5,616	150	2.7%

EBITDA from continuing operations	$29,902	$32,069	$(2,167)	-6.8%

Note — For purposes of calculating the Company’s performance under its Credit Agreement, restructuring costs of $2,250 in the nine months ending September 30, 2004 are excluded from EBITDA.

     Sales increased $25.5 million or 23.0% in the first nine months 2004 compared to the same period of 2003. The increase in sales is due to increased demand for transducers and related hearing aid assemblies, as well as increasing sales of the company’s silicon microphone (“Sisonic”), which was introduced in the summer of 2003.

     Cost of sales as a percent of sales increased 5.9 percentage points in the first nine months of 2004 compared to the same period the prior year. The increase in costs is due to the production ramp up costs of Sisonic in both the U.S. and China.

     Research and development expenses in the first nine months of 2004 increased by 10.1% compared to 2003 due to higher personnel costs and increased project expenses. Sales and marketing expenses increased 23.8% in the first nine months of 2004 due to primarily due to costs associated with higher sales levels and customer support costs. General and administrative expenses increased by 10.7% primarily due to higher employee related costs and information system support costs.

     A charge of $0.9 million for the impairment of assets held for sale was recorded in the third quarter of 2004 representing the revaluation of our Elgin, Illinois facility to fair market value. $2.3 million of restructuring costs in the third quarter are related to the severance, moving and training costs associated with the closure of our Elgin, Illinois facility and the transfer of activities to our China, Malaysia and Itasca, Illinois locations. The Elgin facility closed in September 2004.

     Operating income from continuing operations in the first nine months of 2004 decreased by $2.3 million compared to the same period in 2003 due to the increased costs associated with increasing Sisonic production, the restructuring costs, the impairment of assets held for sale and other higher operating expenses, only partially offset by additional margin from increased sales.

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

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense decreased by $1.5 million in the first nine months of 2004 compared to the same period in 2003 primarily due to more favorable interest rates associated with the refinancing of the Tranche C debt.

     The first nine months of 2003 included $27.8 million income from discontinued operations, primarily made up of the gain on the sale of Synchro-Start net of the loss on the sale of Ruwido.

     Income tax expense was $1.0 million in the first nine months of 2004 compared to an expense of $1.9 million in the first nine months of 2003. We are providing tax consistent with the expected taxes in foreign locations.

     We reported a net loss of $4.1 million for the first nine months of 2004, primarily due to the $2.3 million restructuring costs, $2.2 million of loss on the extinguishment of debt and $0.9 million impairment of assets held for sale. We reported net income of $24.9 million for the same period in 2003, primarily due to the $27.8 million in income from discontinued operations, net of taxes.

     EBITDA from continuing operations decreased by $2.2 million in the first nine months of 2004 compared to the year earlier period due to the increased operating expenses and restructuring costs partially offset by the margin on increased sales.

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

     In association with its recapitalization on June 30, 1999, the Company borrowed $200 million under a Credit Agreement in two facilities, a Tranche A Facility of $50 million and a Tranche B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement which refinanced $31.7 million of the Credit Agreement, replacing the balance of the original Tranche A Facility with a Tranche C Facility and revising certain terms and conditions of the Credit Agreement. In the first quarter of 2003, the Company repaid $7.7 million of principal on the Tranche B Facility as required under the Excess Cash provision of the Credit Agreement. In May 2003 the Company obtained Amendment Number Nine and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro Start division May 30, 2003 and prepaid $42 million of Tranche B Facility loans. Additional prepayments of $2.3 and $2.0 million related to the Synchro Start sale were made in November 2003 and September 2004 respectively. The Company completed the sale of Ruwido in July 2003 and prepaid $1 million of the Tranche B loans in July 2003.

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

     Under the amended terms of the Credit Agreement, the Company must maintain certain financial ratios. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA, as defined by the Credit Agreement, and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     For purposes of calculating the required ratios, under the amended terms of the Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs are related to the Company’s announced closure of its Elgin facility and other activities to reduce overhead costs. To date, cash charges of $3.9 million have been incurred relating to this restructuring.

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

     The Credit Agreement as amended provides total credit of $152.6 million, including a $15 million in Revolving Credit facility that was not utilized as of September 30, 2004. The following table summarizes the Company’s actual credit amounts outstanding as of September 30, 2004:

Total credit
outstanding
as of
September
($000s)	30, 2004
Revolving Credit Facility	$—
Tranche B Facility	89.6
Tranche D Facility	48.0

Total Credit Agreement	$137.6

13 1/8% Senior Subordinated Notes due 2009	151.1
10% Senior Subordinated Notes due 2009	10.0

Total Long Term Notes Payable	$298.7

     As of September 30, 2004, there was no amount outstanding under the Revolving Credit Facility. The Company subsequently borrowed $9.0 million against the Revolving Credit Facility in October 2004.

     Interest rates on the Revolving Credit Facility are 4 percentage points above the London Inter Bank Offered Rate (LIBOR). Interest on the Tranche B Facility bears interest (at the Company’s option) at either: LIBOR plus 5.0% or U.S. Prime Rate plus 4.0%. The Tranche D facility bears interest, at the Company’s option at either LIBOR plus 7.25% or Prime Rate plus 6.25%. (See Note 6 – Notes Payable)

     The principal on the Revolving Credit Facility and the Tranche B Facility is due in four principal payments from June 30, 2006 to June 29, 2007. The Tranche D Facility is payable in full on June 29, 2007.

     Net cash provided by operating activities from operating activities was $4.3 million in the first nine months of 2004 compared to $9.4 million from operating activities in the first nine months of 2003. The decrease of $5.2 million is primarily due to an increase in inventories and the absence of cash flow from discontinued operations in the current year, partially offset by an increase in accounts payable. The net loss from continuing operations was $4.1 million in the nine months of 2004 compared to a net loss of $3.0 million in 2003. The impairment of assets held for sale of $0.9 million was a non-cash writedown in the first nine months of 2004. The loss on extinguishment of debt of $2.2 million in the nine months of 2004 was the non-cash write-off of costs associated with the Tranche C debt, which was repaid in 2004. Inventory increased by $8.5 million in 2004 compared to a decrease in inventory of $2.2 million in 2003, to support higher sales levels and Sisonic ramp up. Accounts payable increased $4.5 million in the first nine months of 2004 compared to a decrease of $2.8 million in the same period in 2003, due to increased inventory purchases and capital investments. Net cash provided by discontinued operating activities (SSPI and Ruwido) added $3.6 million to the prior year.

     Net cash used in investing activities was $14.2 million in the first nine months of 2004 compared to net cash provided by investing activities of $40.0 million in the first nine months of 2003. Proceeds from the sale of business were $2.0 million in the first nine months of 2004 as escrow amounts relating to the sale of SSPI were received. Net purchases of property, plant and equipment for new product introductions and expansion of Asian production facilities was $16.2 million in the first nine months of 2004. In the nine months ending September 30, 2003, cash used for purchases of property, plant and equipment of $5.8 million was offset by the $45.7 million provided by the sale of SSPI and Ruwido.

     Net cash from financing activities was $7.5 million in the first nine months of 2004 compared to a use of $51.9 million in the first half of 2003. The activity in 2004 reflects the refinancing of debt in April 2004, which resulted in the payment of Tranche C debt of $35.7 million and the borrowing of $48.0 million of Tranche D debt at a more favorable interest rate. In addition, the $2 million of proceeds associated with the escrow from the sale of SSPI that was received in the first nine months of 2004 were used to repay the Tranche B loan. Associated with this April 2004 refinancing was the payment of $1.6 million in financing fees related to the Tranche D loan and a prepayment penalty of $1.1 million on the Tranche C debt. The net cash used from financing activities in the nine months ended September 30, 2003 reflects the payment of debt related to the sale of SSPI and Ruwido of $42.0 million, and transactions associated with the refinancing of the Tranche A facility, including the completion of the borrowing of the Tranche C Facility of $35.0 million and the payment of the $33.5 million of Tranche A Facility. In addition, the nine months ended September 2003 included the payment of $7.7 million of principal of Tranche B Facility associated with an excess cash calculation as of December 2002.

     The change in net cash in the first nine months of 2004 was a decrease in cash of $2.5 million, as cash used in investing activities of $14.2 million was only partially offset by $4.2 in cash provided by operating activities and cash provided by investing activities of $7.5 million. In the nine months of 2003, net cash decreased by $2.6 million, as the sale of SSPI and Ruwido was cash neutral (net cash proceeds were used to reduce debt), and cash used for purchases of plant, property and equipment was $5.8 million and bank debt was reduced by $7.7 million due to the excess cash calculation, only partially offset by cash provided from operations of $9.4 million.

     We expect capital expenditures of $19 to $22 million in 2004, funded by operating activities and lines of credit. We expect our major capital expenditures in 2004 will primarily be to support increased capacity, especially for the Sisonic product line and new product introductions. The amount and timing of actual capital expenditures may be different than our current expectations.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the first nine months of 2004, approximately 93% of our revenue was denominated in U.S. dollars, approximately 4% was denominated in Japanese Yen and the balance denominated in other foreign currencies. None of the revenue that is earned in foreign currencies is hedged. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, none of which are hedged. A number of the currencies in which are expenses are denominated are closely tied to the U.S. Dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. In addition to revenue and expenses, we have certain contractual obligations that are expressed in a foreign currency. These obligations are hedged in order to limit the Company’s liability.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $1.4 million. We have $151 million outstanding in 13 1/8% notes due in 2009. The estimated fair value of the notes as of September 30, 2004 is 105% of their face value or $161 million based on current market prices. The fair value of the Tranche B loan, Tranche D loan and 10% Notes are estimated to be $90, $48 and $10 million respectively.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Date: November 11, 2004