Form 10-K
period 2004-12-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2005-03-30
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

KNOWLES ELECTRONICS HOLDINGS, INC.

FORM 10-K
Year Ended December 31, 2004

PART I

Item 1. Business

Overview

     We are a leading international manufacturer of technologically advanced products in micro-acoustics. Since our company was founded in 1946 by Hugh and Josephine Knowles, we have leveraged our core competency in acoustic technology to build expertise in hearing aid transducers, electromechanical components, low voltage integrated circuit design, micro-electrical mechanical systems (MEMS) and precision manufacturing. We have operations around the world with the largest facilities in the United States, China and Malaysia. During 2003, we sold our SSPI and Ruwido (“Infrared”) businesses, and in 2002 we sold Ruf Electronics allowing us to concentrate on our core Micro-acoustics business. Our 2004 results from continuing operations reflect revenue, operating income and EBITDA, of $186.0 million, $34 million and $42 million, respectively. We manufacture and market micro-acoustic products with strong market share positions in several key markets, including the hearing aid market. In December 2002 we introduced the world’s first silicon microphone, which gained commercial viability in 2003 and was accepted as an important new component from a number of major cellphone manufacturers in 2004, reflecting its considerable opportunity for growth beyond our traditional markets. We believe that we have achieved these positions in our markets as a result of our strong customer base, technological expertise, international low cost manufacturing capability and capable management team. Our principal executive offices are located at 1151 Maplewood Drive, Itasca, Illinois 60143, and our telephone number is (630) 250-5100.

Products

     Knowles develops, manufactures, and supplies audio communications components, primarily miniaturized microphones and receivers used in hearing aids, microphones, headsets, and accessories for the computer and communication industries. The Company is the world’s largest manufacturer of high quality transducers, which are used for hearing aid and other high quality applications. We estimate our market share to be above 75% of the worldwide market for these sophisticated products, and have held a major share of the transducer market for over 30 years. The transducer is the name given to both the microphone and the receiver in a hearing aid and other acoustic products that require the accurate and controlled amplification of sound. The microphone converts surrounding sounds to electronic signals. Circuitry then modifies the signal over the audio frequency spectrum. These signals are transferred to the receiver, which then converts the signals to sound. Knowles often customizes transducers to meet the specifications of our customers, and in certain cases develops transducer designs in partnership with our customers. We have consistently and successfully maintained our market share over the years due to our long-standing relationships with a wide range of customers, value-added services and technological leadership.

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

Competitive Strengths

     Our strong market position is attributable to the following competitive strengths:

Leading International Market Position and Strong Customer Base

•	We have been a market leader in micro-acoustic transducers for the hearing aid industry for more than 30 years, and our worldwide market share of high quality transducers for hearing aid applications is above 75%. We protect our leading market share by maintaining strong relationships with all of the key manufacturers that require high quality transducers including hearing aid manufacturers, pro-audio manufacturers, manufacturers of security products and medical device manufacturers. We offer transducers for all categories and often customize models to meet the specifications of manufacturers.

Technological Expertise

•	We believe that we are a technological leader in each of our products. We offer an advanced transducer product line that covers a variety of technologies, applications and markets including the most comprehensive product offering to the hearing aid industry and our recent introduction of a MEMS-based surface mount silicon microphone. The Company has been setting the standard for both miniaturization and performance as a technology leader in the transducer market for hearing aids for over 30 years. We are also at the forefront of the development of MEMS (micro electro mechanical systems) products as a result of our semiconductor knowledge and our 50 years of experience in acoustics. We believe that we are the first microphone maker to commercially manufacture a MEMS-based surface mount silicon microphone.

•	To enhance our technological expertise, we emphasize research and development investment. Our 2004 research and development expenditures were $11.1 million, or 6.0% of net sales. We have demonstrated leadership in developing new technologies and have the scale to devote substantial resources toward product development. In addition, we have strategically established patent protection for our products while creating manufacturing processes that competitors cannot readily replicate.

International Low Cost Manufacturing Capability

•	Since our founding more than 50 years ago, we have developed an international network of well-equipped manufacturing facilities. We operate 5 manufacturing facilities in the United States, Malaysia and China. We have a proven capability of moving manufacturing to lower cost environments. Our manufacturing facilities are not unionized. In March 2000, we announced plans to consolidate our worldwide manufacturing operations. The consolidation plan included outsourcing some activities performed in our U.S. operation and ceasing production in the United Kingdom and Taiwan. Production from those operations was moved to China and Malaysia. In December 2003 we announced the closure of our Elgin, Illinois facility, which was completed in September 2004. The majority of manufacturing activity was transferred from Elgin to our locations in China and Malaysia, which were expanded to accommodate the additional volume. Certain high value operations were consolidated into our headquarters facility in Itasca, Illinois. Our manufacturing operations operate at high quality levels while maintaining cost effectiveness.

•	The manufacturing life cycles of some transducers, particularly models for less technologically advanced applications, have been as long as 25 years, reducing our production development costs and allowing us to improve the efficiency of our manufacturing processes. In general, we use automated sub-assembly operations and manual final assembly operations. For low volume products, we employ subcontractors, which provide us with cost structure flexibility and allow us to change capacity quickly based on product demand.

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

Capitalize on Growth Opportunities in the Hearing Aid Market

     Our worldwide share of the hearing aid transducer market is above 75% and we have been a market leader in transducer technology for over 30 years. We believe we will increase our sales as the hearing aid industry continues to expand. Hearing aid penetration into the market of potential users has historically been low, ranging from approximately 22% in the United States to less than 1% in some emerging economies. The hearing aid industry is projected to grow based on the following trends:

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

Penetrate High Volume Markets with SiSonic(TM) Silicon Microphone

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

     Intellisonic(TM) Far-Field Microphone Software — To support emerging markets such as interactive video on demand and voice over internet protocol (VOIP) via portable devices, we have developed a signal processing software to enable clear processing of voice signals in a noisy environment, such as an automobile or within large crowds. This technology will facilitate clear voice communications and differentiate between audio inputs, an important feature in these growing markets.

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

Maintain Low Cost and High Quality Manufacturing Leadership

     We believe that we are the lowest cost producer of hearing aid quality micro-acoustic transducers due to our significant market share, our relatively large volumes, our effective sourcing processes and our successful transfer of production to lower cost areas. We have more than 25 years of experience operating on a worldwide scale. During this time, we have developed manufacturing and management systems that allow us to operate low cost offshore facilities without compromising either quality or level of service. With the completion of our restructuring efforts in 2004, nearly all of our manufacturing activity is located in China and Malaysia, which allows us to benefit from both their lower cost labor markets, and proximity to emerging product markets.

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

     Receivers/Speakers. We manufacture the largest offering of balanced armature receivers/speakers used in hearing aids, pro-audio, broadcast and radio communications, and medical devices. We are expanding our offering in high-end consumer electronics applications such as high fidelity MP3 earphones and cellular accessories.

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

Research and Development

     Our 2004 research and development expenditures were $11.1 million, or 6.0% of net sales. We have a team of 107 scientists, engineers and technicians located primarily in Itasca, Illinois, Taiwan and Suzhou, China. Research and development efforts for transducers, micro-electro mechanical systems for the production of silicon microphones, signal processing technology and far field microphone technology are conducted in the United States and China. Custom acoustic assembly and microphone product development are conducted in Taiwan. In 2004, we focused our research and development activities in two key areas. First, we are intensely focused on providing the best technology in the world in high quality transducers for all applications. Secondly, we are carrying out extensive research and development on producing and expanding our product portfolio in silicon microphones using the micro machining of silicon (also referred to as micro-electro mechanical systems), MEMS packaging and integration of additional electronic functionality.

     We believe that our ability to rapidly develop new transducers with superior performance is critical to sustaining our market share and margins. Applied research and advanced modeling lead to new and creative products, which we believe gives us a competitive advantage as manufacturers who use micro-acoustic technology look to us for improvements in their components.

     New transducer products and improvements recently introduced include receivers with improved maximum power output and reduced vibration sensitivity using our unique and innovative Pantograph design; significantly reduced vibration with magnetic shield outer housing; and screenless damping using Ferrofluid(R). Microphone improvements that have recently been introduced include a analog/digital (A/D) signal converter, programmable digitally controlled gain amplifier, conjoined ultra-thin microphone pairs, noise reduction, improved electrostatic discharge thresholds and significantly reduced cellular telephone interference.

     Our research and development focus on the silicon microphone in 2004 allowed us to continue to transition this highly innovative product from design concept to the production quantities required from high volume markets such as cellphones and MP3 players. We believe that we have a leading position in this application of micro-electro mechanical systems. Additional research and development activities will focus on expanding the functionality of the Sisonic product to meet and exceed customer requirements and expand the applications to a wider market place.

Manufacturing

     We operate from five manufacturing facilities in the United States, Malaysia and China. We believe that our facilities meet our present needs and that our properties are generally well maintained and suitable for their intended uses. We believe that we generally have sufficient capacity to satisfy the demand for our products in the foreseeable future. We periodically evaluate the composition of our various manufacturing facilities in light of current and expected market conditions and demand. Prior to the closure of our Elgin, Illinois facility at the end of 2004, we expanded our operations with additional facilities in our Penang, Malaysia and Suzhou, China locations. These new facilities added approximately 55,000 square feet of assembly capacity and 25,000 square feet of metal fabrication capacity.

     In November 2003 we announced the closure of our Elgin, Illinois facility that was closed in September 2004. Certain high value manufacturing operations were consolidated from Elgin into our headquarters facility in Itasca, Illinois with the balance of manufacturing operations transferred to our locations in China and Malaysia, which were expanded to accommodate the additional activity. Our manufacturing operations operate at the highest quality levels and we believe our costs are significantly lower than our competitors.

     After the completion of our restructuring actions, our production space will be approximately 80% utilized. Our transducer manufacturing facilities are ISO 9001:2000 certified. Our manufacturing processes are comprised of both automated and manual assembly operations. Capacity can be increased as demand increases.

Sales and Marketing

     Sales and marketing efforts are organized to reflect the different markets of our customers. We serve the hearing aid industry through the 23 people in our direct sales group, which operates from offices in Illinois, United Kingdom and Japan. An independent sales representative covers Australia. Pricing of transducer products are based on a volume/price grid in which volume discounts are provided based on actual purchases. From time to time, we reduce prices to meet competition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The markets for electro-acoustical products from the military, medical, professional audio, and OEM electronics manufacturers are sold through a direct sales force of 31 people and independent sales representatives. This sales force and independent sales representatives are located in the United States, Mexico, United Kingdom, Germany, France, Japan, Taiwan, China, Korea, and Australia.

Customers

     We are the principal transducer supplier worldwide to the major hearing aid manufacturers that include GN Resound, Interton, Oticon, Phonak, Rion, Siemens, Sonic Innovations, Starkey Laboratories and Widex; medical device manufactures; pro-audio manufacturers; and manufacturers of micro-acoustic devices. In 2004, we had three customers that each represented more than ten percent of our consolidated sales. As a group, these three customers represented 47 percent of our consolidated sales.

Competition

     We have held a major share of the transducer market for hearing aids for over 30 years, holding an estimated worldwide market share of above 75% in 2004. Our principal competitor is SonionMicrotronic, which we believe had a significant portion of the remaining market share in 2004. SonionMicrotronic generally prices their products below our pricing levels, but the difference in prices has moderated with the increase in the value of the Euro compared to the U.S. Dollar since 2002.

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

Patents, Copyrights and Trademarks

     Intellectual property is a valuable and important asset to the Company. As a matter of practice, we follow a program of filing patent applications for all new design and development concepts as soon as practical, subject to review for patentability, technical and commercial feasibility. We currently have approximately 170 patents issued in 15 countries around the world. In addition, we have more than 80 patent applications pending, reflecting our high level of focused activity on improving key areas of micro-acoustic technology.

     In addition to patents, we have more approximately 140 trademarks registrations and pending applications for registration in 25 countries around the world and 8 registered domain names for Internet web sites.

     We have five registered copyrights, as well as a number of unregistered copyrights in our original works of authorship. In addition, we have in excess of 100 unregistered trade names used to identify our products and a number of trade secret processes used to design and manufacture our products.

     There can be no assurance that our patents and other intellectual property rights will protect us from competition or be of commercial benefit. In addition, patents by their nature are of limited duration, and several of our patents will expire during the next few years.

Employees

     We had 2,921 employees as of December 31, 2004. Of these, approximately 70% were direct production employees and 30% were staff. Geographically, 249 of our employees are based in North America, 27 in Europe and 2,645 are based in Asia. None of our employees belongs to a labor union. We have good relationships with our employees and turnover is relatively low.

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

     The overall market for hearing aids continued to grow in 2004, continuing the improvement seen in the second half of 2003. The United States is currently the world’s largest market for hearing aids. Hearing aid sales increased approximately 4% in the U.S in 2004, with a strong increase in the first half of the year followed by a more moderate growth in the second half, according to the Hearing Industries Association, an industry trade group. The increased demand is caused by a combination of factors, including an improved economic outlook, technological advances in hearing aids, and a growing population in the target market.

     In the longer term, a number of significant factors are expected to increase the demand for hearing aids including:

•	Technological advances. Advances in recent years have increased consumer satisfaction by decreasing the size and improving the performance of hearing aids. The development of programmable, digital and multiple microphone devices, greater applicability of computer software, increased use of high technology circuitry, enhanced performance in noisy environments and improved hearing aid casings are expected to further improve product performance and increase consumer satisfaction.

•	Fitting and after sales care. Improved fitting of hearing aids, both physically and audiologically, is an important factor affecting growth of the hearing aid market. Dispensers are improving after-sales care of patients and their hearing aids, including personal visits to older clients, which promises to improve customer satisfaction with hearing aids.

•	Improvement in cosmetic appearance. Through technological advances, some higher priced hearing aids have become so small that they are virtually invisible, although occlusion or blockage in connection with their use must be managed.

•	Growing elderly population. 30% of the population over the age of 65 has historically had a hearing loss problem. The 2000 U.S. Census indicated that 35 million people were age 65 or older. The U.S. Census Bureau also projects that the population age 65 or older will be 39.7 million people in 2010, and five years later in 2015, 46 million.

•	Greater use of binaural hearing aids. Clinical data has demonstrated that the use of binaural hearing aids (i.e., two hearing aids per user) benefits individuals with a hearing loss in both ears. Increased use of binaural hearing aids would result in more transducer sales (four or more per hearing aid user instead of two). The increased use of binaural hearing aids represents a special opportunity in Europe, where the use of binaural is significantly lower than in the United States.

•	Undiagnosed hearing loss. Approximately 10% of the U.S. population has some form of hearing loss, and a relatively high proportion of this population is either unaware of their hearing loss since it has occurred gradually over time or has not sought medical advice. There are considerable opportunities to increase sales to this group by educating them on the signs of hearing loss and encouraging them to visit physicians who can diagnose the hearing loss and recommend purchase of a hearing aid.

     The development of a systematic program of routine hearing screening could also lead to significantly more referrals for treatment.

•	International penetration. - According to industry studies, approximately 10% of the population could benefit from hearing aids. In developed countries, 20% of the people who could benefit from hearing aids own them. In developing countries, the percentage of hearing aid ownership is far lower. Since two-thirds of the worldwide population over 65 will be in developing countries by 2025, there are substantial opportunities for increased use of hearing aids in developing economies such as China, India and Eastern Europe, especially as disposable incomes rise.

Mobile Communications

     Mobile communication devices continue to expand in prevalence world wide, with over 600 million mobile phones sold in 2004, with a constant upgrade of features and capabilities driving an increase in demand. Many of the services have new voice-driven communications applications, thus requiring vendors with high volume manufacturing, significant acoustic application support and a broad line of voice input solutions. We are well positioned to capitalize on this market by selling key products to original equipment manufacturers including Silicon microphones, ECMs, custom assemblies and software for elimination of ambient noise.

High End Consumer Electronics

     We manufacture the largest offering of balanced armature receiver/speakers used in pro-audio, broadcast and radio communications. The market for high fidelity audio continues to expand through new technology (MP3 players, cellular accessories, etc.) and greater consumer demand for high fidelity mobile applications.

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

Item 2. Properties

PROPERTIES

		Owned/	Lease	Area
Location	Usage	Leased	Expiration	(Square feet)
US
Elgin, IL (1)	Closed	Owned		71,800
Itasca, IL	Hdqtrs.	Owned		60,900

				132,700

EUROPE
Burgess Hill, UK	Sales	Leased	3/31/2016	15,000

ASIA (2)
Suzhou, China (329 Suhong)	Mfg.	Leased	11/30/2014	83,700
Suzhou, China (37 Bldg.)	Mfg.	Leased	7/31/2009	40,200
Tokyo, Japan	Sales	Leased	3/15/2005	600
Penang, Malaysia (3)	Mfg.	Owned		57,500
Penang, Malaysia	Mfg.	Leased	9/30/2006	35,000
Penang, Malaysia	Distrib.	Leased	9/30/2007	7,000
Weifang, China (4)	Mfg.	Leased	9/30/2005	32,900
Taipei, Taiwan	Sales	Leased	11/30/2005	13,200

				270,100

GRAND TOTAL				417,800

(1)	This facility is closed and for sale.

(2)	The Company has signed a prelease agreement for a 170,000 sq.ft. Facility in Suzhou, China for occupancy in late 2005.

(3)	Land lease expires 09/18/2049

(4)	The Company has signed a lease on a new 68,000 sq.ft. facility in Wiefang to replace the current facility.

Item 3. Legal Matters

     The Company has no material pending or threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Not applicable.

Item 6. Selected Consolidated Financial Data

	2000 (9)	2001	2002	2003	2004
Statement of Operations Data:	(restated)
Net sales	$184,573	$173,116	$164,119	$154,042	$185,511
Costs and expenses:
Cost of sales (1)	101,553	90,705	87,970	75,594	100,684
Research and development	11,753	12,845	11,735	10,225	11,141
Selling and administrative expense	28,450	34,420	30,981	29,732	33,413
Impairment of assets held for sale (2)	—	—	—	—	850
Loss on sale of business (3)	—	—	16,736	—	—
Restructuring expenses (4)	14,858	(179)	2,112	1,532	5,326

Operating income	$27,959	$35,325	$14,585	$36,959	$34,097
Interest income	941	139	129	111	57
Interest expense	(43,292)	(37,666)	(33,891)	(34,735)	(33,790)
Loss on extinguishment of debt	—	—	—	(1,100)	(2,256)

Income (loss) from continuing operations before income taxes	(14,392)	(2,202)	(19,177)	1,235	(1,892)
Income tax expense (benefit)	(1,580)	6,313	11,744	491	2,873

Income(loss) from continuing operations	(12,812)	(8,515)	(30,921)	744	(4,765)
Income (loss) from discontinued operations after income taxes:
Loss on sale of Infrared division	—	—	—	(8,576)	—
Gain on sale of Synchro-Start division	—	—	—	35,570	—
Income (loss) from discontinued operations (5)	7,667	7,036	6,545	932	—

Income from discontinued operations after income taxes	7,667	7,036	6,545	27,926	—

Net income (loss)	$(5,145)	$(1,479)	$(24,376)	$28,670	$(4,765)

Other Financial Data:
Depreciation	$10,613	$11,693	$8,703	$7,443	$8,300
Capital expenditures	16,151	21,276	8,427	14,776	19,143
Cash flows from operating activities (6)	22,835	9,816	29,679	11,111	6,859
Cash flows from investing activities	(15,488)	(17,614)	(4,867)	30,469	(17,143)
Cash flows from financing activities	(12,160)	(6,152)	(3,563)	(54,201)	15,995
EBITDA from continuing operations (7)	38,572	47,018	23,288	44,402	42,397
Ratio of earnings to fixed charges (8)	—	—	—	1.0x	—

Balance Sheet Data:
Cash and cash equivalents	$16,292	$2,029	$23,879	$11,227	$16,970
Total assets	193,867	179,992	150,839	112,573	138,074
Long term debt including current maturities	348,807	339,773	339,622	288,180	307,793
Preferred stock mandatorily redeemable in 2019	213,675	235,042	258,547	284,401	312,842
Total common stockholders’ deficit	(442,507)	(465,780)	(518,151)	(512,375)	(546,360)

See accompanying notes.

(1)	During the fourth quarter of 2001, the Company changed its method of determining the cost of domestic inventories from the LIFO method to the FIFO method. Prior year results have been restated to reflect the retroactive application of this tax accounting change; 2000 results were decreased by $1,011.

(2)	The “Impairment of assets held for sale” for 2004 is the charge to reduce the carrying value of the Elgin, Illinois facility to its estimated fair value less cost to sell. See Consolidated Financial Statement Footnote 11.

(3)	In November 2002 the Company sold its Ruf Electronics operations, which were part of the Automotive Components segment, and recorded a loss of $16,736. The loss includes $1,186 transferred from accumulated other comprehensive income. The proceeds from the sale were not material.

(4)	The “Restructuring expenses” for the year 2000 through 2002 are related to the restructuring announced in March 2000. The Company consolidated its worldwide manufacturing operations by ending production at five manufacturing facilities and either outsourcing component production or moving final assembly to lower cost locations in Malaysia, China and Hungary. Through December 2002, these actions reduced our global workforce by about 20%. The restructuring expense in 2003 and 2004 is primarily related to the closure of our Elgin, Illinois facility announced in November 2003.

(5)	Net income from discontinued operations in 1999 thru 2003 represents the activities of the Synchro-Start and Infrared businesses sold during 2003. Years 2000 through 2002 have been restated to reflect these discontinued operations.

(6)	Represents total cash flow from continuing and discontinued operations.

(7)	“EBITDA from continuing operations” is defined as earnings before interest, taxes, depreciation and amortization; and for the years 2004 and 2003 loss on extinguishment of debt and for the years 2000 through 2003 income from discontinued operations after income taxes. EBITDA should not be construed as an alternative to operating income, or net income, as determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows generated by operating, investing and financing activities. EBITDA is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA. Because EBITDA is not calculated under GAAP, it may not be comparable to similarly titled measures reported by other companies.

Reconciliation of net income to EBITDA:

	2000 (restated)	2001	2002	2003	2004
Net income (loss)	$(5,145)	$(1,479)	$(24,376)	$28,670	$(4,765)
Depreciation	10,613	11,693	8,703	7,443	8,300
Interest expense, net	42,351	37,527	33,762	34,624	33,733
Income tax expense (benefit)	(1,580)	6,313	11,744	491	2,873
Loss on extinguishment of debt	—	—	—	1,100	2,256
Income from discontinued operations after income taxes	(7,667)	(7,036)	(6,545)	(27,926)	—

EBITDA from continuing operations	$38,572	$47,018	$23,288	$44,402	$42,397

(8)	The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (income from continuing operations before income taxes and fixed charges) by fixed charges interest expense plus one-third of rental expense (the portion deemed representative of the interest factor). Knowles earnings were inadequate to cover fixed charges for the twelve months ended December 31, 2000, 2001, 2002 and 2004 by approximately $14.4, $2.2 $19.2 and $1.9 million, respectively. In 2003, the Company’s earnings exceeded fixed charges by $1.2 million.

(9)	The results for 2000 have been restated to correct an error in the balance of Other Comprehensive Income resulting from the conversion to a new consolidation system in 2000. The error incorrectly recorded a translation loss as an adjustment to equity rather than an adjustment to the income statement and was primarily related to the U.K. entity. The correction increased cost of sales in 2000 by $1,578. Appropriate balance sheet accounts have also been restated. See Consolidated Financial Statement Footnote 2.

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

     The Company divested its non-core businesses during 2002 and 2003 and is now focused on its core microacoustics business. On July 29, 2003 the Company completed the sale of its Ruwido Austria GmbH subsidiary, whose operations made up the Infrared division, to FM Electronic Holdings. On May 30, 2003 the Company completed the sale of its Synchro-Start division to Woodward Governor Company. In November 2002 the Company sold Ruf Electronics, a manufacturer of automotive sensors and controls. The financial statements for the periods through December 31, 2003 have been prepared with Ruwido and Synchro-Start accounted for as discontinued operations under Generally Accepted Accounting Principles (GAAP). Accordingly, the Synchro-Start and Ruwido businesses have been removed from the Company’s results of continuing operations for all periods presented through 2003. The sale of Ruf is not accounted for as a discontinued operation under GAAP, but is included in the period up to its sale in November 2002 as component of continuing operations. With the sale of these three business units, the Company has focused its product offering in one business segment — Microacoustics. For more detail on the divestitures, see Consolidated Financial Statements Footnote 3, Discontinued Operations.

     The Company is highly leveraged as a result of its 1999 recapitalization. During 2004, the Company increased its debt by replacing the $35 million of C Facility debt with $48 million of D Facility debt, at significantly lower interest rates. As of December 2004, the Company had $9 million of short-term debt and notes payable of $299 million. On December 20, 2004 the Company entered into a new unsecured credit agreement with Xerion Partners II Master Fund Limited (Xerion) and other lenders for additional borrowings for up to $10 million. No borrowing was outstanding under this agreement as of December 31, 2004. No principal payments are due in the next twelve months. The Company is required to maintain certain leverage and interest coverage ratios in order to be in compliance with its Credit Agreement covenants and to access its revolving credit facility. The Company was in compliance with its leverage and interest coverage ratios and its other covenant requirements as of December 31, 2004 and expects to be in compliance through December 31, 2005. For more detail, see the Liquidity and Capital resources section below.

     Our 2004 revenue, operating income and EBITDA were $185.5 million, $34.1 million and $42.4 million, respectively. Our 2003 EBITDA (defined in Item 6. Selected Consolidated Financial Data, Footnote 7) was $44.4 million.

     Sales increased by $31.5 million in the twelve months ending December 31, 2004 because of increases in the sale of transducers in both the hearing aid and non hearing aid applications, including increases in the sale of the Sisonic microphone, and increases in the sale of electromechanical components to the hearing aid industry. Gross margin rates declined by 5.2 percentage points in 2004 primarily due to the costs of establishing production of the Sisonic microphone. Operating expenses increased by $4.7 million primarily due to the increased research and development and sales and marketing expenses associated with Sisonic. The Company reported restructuring expenses of $5.3 million in 2004 and $1.5 million in 2003, primarily costs related to the closure of our Elgin, Illinois facility. Operating income decreased by $2.9 million in 2004, due to the increased restructuring expenses. The Company reported a $2.3 million loss on the extinguishment of debt in 2004, due to expenses related to the extinguishment of the C Facility debt. The Company’s key performance indicator is EBITDA, which decreased by $2.0 million in 2004 due to the increased restructuring expenses. For more detail, see the Consolidated Results from Operations, below.

Key Line Items in the Income statement

     Net sales. We recognize sales when title to the products transfers to the customer, which typically is upon the shipment of products to the customers, and when collectability is reasonably assured.

     Growth in net sales for transducers is generally driven by growth in the market for hearing aids and to a lesser extent by the market for high quality micro-acoustic products in the security, medical and professional audio markets. There has been growing price competition in the market for hearing aid components over the last several years. Unit volumes increased significantly in the worldwide market for hearing aids in the second half of 2003 and the first half of 2004.

     Net sales for microacoustic devices other than transducers have been driven by the emergence of new markets for acoustic technologies and our penetration of those markets. These markets have been growing substantially due to technological advances in and increased penetration of mobile communication devices, high-end consumer electronics, security applications, medical device manufacturers and a variety of specialty applications that require high performance acoustic performance. We realized a major milestone in December, 2002 with what we believe was the first commercial shipment of the world’s first surface mount microphone, based on semiconductor technology. In 2003 we refined this innovative product and developed manufacturing methods that allowed us to ship the Silicon Microphone into markets such as cell phones in commercial quantities. In 2004, we moved production of the Silicon Microphone to China, and successfully produced and shipped more than 25 million microphones, primarily for cellphone applications.

     Cost of sales. Our cost of sales consists mainly of materials, direct and indirect labor costs and other overhead. Other overhead includes depreciation, equipment and tooling maintenance, shipping and manufacturing supplies. Indirect labor payroll expense and production overhead expense make up the largest component of cost of sales. Materials makes up the next largest and direct labor payroll expense is the smallest component of cost of sales. Depreciation is included as an expense in the line item that corresponds to the asset being depreciated (i.e. manufacturing facilities are depreciated in cost of sales, headquarter facilities are depreciated in general and administrative expense). About 63% of our depreciation expense in 2004 and 57% of depreciation expense in 2003 is reflected in cost of sales.

     A semi-skilled workforce performs most of our direct labor. Therefore, we have emphasized moving manufacturing to lower wage locations, including China and Malaysia. In March 2000, we announced plans, which we executed in 2000 and 2001 to consolidate our worldwide manufacturing operations, with a strong focus on Asia. We outsourced manufacturing activities previously performed at our Itasca and Rolling Meadows, Illinois facilities and ceased production at our manufacturing facilities in the United Kingdom and Taiwan. During 2004, we transferred most of the manufacturing activity from our Elgin, Illinois facility to our locations in China and Malaysia. The Elgin facility was closed at the end of September 2004.

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

     Other income (expense). Other income (expense) consists of interest income, interest expense and loss on extinguishment of debt. Due to our recapitalization, interest expense was $33.8 million in 2004, $34.7 million in 2003 and $33.9 million in 2002. We recorded a loss on extinguishment of debt in 2004 of $2.3 million, including a write-off of deferred finance charges and prepayment penalty, and in 2003 of $1.1 million to write-off deferred finance charges.

     Income taxes. Effective June 30, 1999, Knowles became a C corporation and subsequently, has been subject to federal income taxes. In 2002 the Company provided for $11.7 million of taxes despite a pre-tax loss of $19.2 million primarily due to providing a valuation allowance against the net U.S. deferred income tax assets. The valuation allowance was recorded due to the uncertainty of realizing the benefit of deferred tax assets as a result of continued U.S. losses created by the significant interest expense associated with the Company’s debt. Income taxes in 2003 were an expense of $0.5 million, with taxes on profitable foreign operations partially offset by a favorable adjustment to the valuation adjustment against the U.S. deferred tax asset. In 2004, the taxes were an expense of $2.9 million, primarily due to the taxes on profitable foreign operations.

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

Consolidated Results of Operations

The table below shows the principal line items from our historical consolidated income statements. For the twelve months ending December 31, 2002 and the consolidated results are shown with and without the Ruf business, which was sold in November 2002.

	12 months	12 months	12 months
	ending	ending	ending
	12/31/04	12/31/03	12/31/02	12/31/02	12/31/02
					Consolidated
$millions	Consolidated	Consolidated	Consolidated	Ruf	excluding Ruf
Sales	$185.5	$154.0	$164.1	$14.2	$149.9

Cost of sales	100.7	75.6	88.0	10.6	77.4

Gross margin	84.8	78.4	76.1	3.6	72.5
Gross margin %	45.7%	50.9%	46.4%	25.4%	48.4%

Research and development	11.1	10.2	11.7	1.7	10.0

Sales and marketing	12.0	9.2	9.5	1.0	8.5

General and administrative	21.5	20.5	21.5	2.2	19.3

Loss on sale of business	—	—	16.7	16.7	—

Restructuring expenses	5.3	1.5	2.1	—	2.1

Impairment of assets held for sale	0.8	—	—	—	—

Operating income (loss) from continuing operations	$34.1	$37.0	$14.6	$(18.0)	$32.6

Interest expense, net	33.7	34.7	33.8	—	33.8

Loss on extinguishment of debt	2.3	1.1	—	—	—

Income (loss) from continuing operations, before tax	$(1.9)	$1.2	$(19.2)	$(18.0)	$(1.2)

EBITDA from continuing operations	$42.4	$44.4	$23.3	$(17.5)	$40.8

Key Changes in 2004

     Sales increased by $31.5 million in 2004 compared to the year earlier due to increases in sale of transducers for hearing aid and pro-audio applications, increased sales of the silicon microphone and increased sales of electromechanical devices to the hearing aid market.

     Gross margins as a percentage of revenue in 2004 decreased by 5.2 percentage points due to the start-up and production costs associated with the silicon microphone.

     Restructuring expenses of $5.3 million in 2004 and $1.5 million in 2003 were expenses related to the Company’s transfer of manufacturing from its Elgin Illinois facility to facilities in China and Malaysia. The Elgin facility was closed at the end of September, 2004. Restructuring expenses in 2002 of $2.1 million included a $1.2 million loss on the sale of a facility in Taiwan and severance expenses.

     Operating income decreased by $2.9 million in 2004, due to the increased restructuring expenses and increased marketing expenses associated with the silicon microphone, partially offset by a higher gross margin.

     Interest expense decreased by $0.9 million in 2004, primarily due to lower interest rates partially offset by increased borrowing levels.

     The Company recorded a loss on extinguishment of debt of $2.3 million in 2004 related to prepayment fees and the write-off of deferred charges associated with the C Facility debt, as the $35 million in C Facility debt was replaced with $48 million in D Facility debt at more favorable interest rates.

     Income from continuing operations before tax decreased by $3.1 million, due to the loss on the extinguishment of debt and the increased restructuring expenses.

     EBITDA deceased from $44.4 million in 2003 to $42.4 in 2004 primarily due to the increased restructuring expenses.

     For more detail on results of operations, see the section below, “Year Ended December 31, 2004 Compared to Year Ended December 31, 2003”.

	12 months	12 months	12 months
	ending	ending	ending
	12/31/04	12/31/03	12/31/02	12/31/02	12/31/02
					Consolidated
% of revenue	Consolidated	Consolidated	Consolidated	Ruf	excluding Ruf
Sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.3%	49.1%	53.6%	74.6%	51.6%
Gross margin	45.7%	50.9%	46.4%	25.4%	48.4%

Research and development	6.0%	6.6%	7.1%	12.0%	6.7%
Sales and marketing	6.4%	6.0%	5.8%	7.0%	5.7%
General and administrative	11.6%	13.3%	13.1%	15.5%	12.9%

Loss on sale of business	0.0%	0.0%	10.2%	117.6%	0.0%
Restructuring expenses	2.9%	1.0%	1.3%	0.0%	1.4%
Impairment of assets held for sale	0.4%	0.0%	0.0%	0.0%	0.0%
Operating income (loss) from continuing operations	18.4%	24.0%	8.9%	-126.8%	21.7%

Interest expense, net	18.2%	22.5%	20.6%	0.0%	22.5%
Loss on extinguishment of debt	1.2%	0.7%	0.0%	0.0%	0.0%
Income (loss) from continuing operations, before tax	-1.0%	0.8%	-11.7%	-126.8%	-0.8%

EBITDA from continuing operations	22.9%	28.8%	14.2%	-123.2%	27.2%

Operating income was 18.4% in 2004 compared to 24.0% in 2003 and 21.7% in 2002 excluding Ruf. EBITDA was 22.9% in 2004 compared to 28.8% in 2003 and 27.2% in 2002 excluding Ruf.

     The decline in profitability as a percentage of sales in 2004 was due to the startup costs and manufacturing costs associated with the silicon microphone and the increased restructuring expenses. The increase in 2003 over the prior year was due to increased sales of transducers and electromechanical products; improved gross margin rates created by improved manufacturing efficiencies; improved inventory controls and reduced costs of warranty.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	12 month sending		$ change	% change
			from prior	from prior
$ millions	12/31/2004	12/31/2003	year	year
Consolidated sales	$185.5	$154.0	$31.5	20.5%

     Consolidated net sales increased by 20.5% in 2004 compared to 2003 due to the increase in sales of transducers to the hearing aid industry, the increase in sales of transducers to non-hearing aid manufacturers, the increase in sales of the silicon microphone. and the increase in sales of Deltek brand electromechanical components.

     The following table sets forth cost of sales and cost of sales as a percent of net sales.

			$ change	% change
	12 months ending		from prior	from prior
$ millions	12/31/2004	12/31/2003	year	year
Consolidated cost of sales	$100.7	$75.6	$25.1	33.2%
% of net sales	54.3%	49.1%

     Consolidated cost of sales as a percentage of net sales increased by 5.2 percentage points due to the startup and manufacturing costs associated with the silicon microphone.

     The following table sets forth net income for the twelve months ending 2004 compared to the year earlier period:

	12 months	12 months
	ending	ending
	12/31/04	12/31/03	Increase/(decrease)
$millions	Consolidated	Consolidated	$s	%
Sales	$185.5	$154.0	$31.5	20.5%

Cost of sales	100.7	75.6	25.1	33.2%

Gross margin	84.8	78.4	6.4	0.1
Gross margin %	45.7%	50.9%

Research and development	11.1	10.2	0.9	0.1

Sales and marketing	12.0	9.2	2.8	0.3

General and administrative	21.5	20.5	1.0	0.0

Restructuring expenses	5.3	1.5	3.8	2.5

Impairment of assets held for sale	0.8	—	0.8	nm

Operating income from continuing operations	34.1	37.0	(2.9)	-7.8%

Interest expense, net	33.7	34.7	(1.0)	(0.0)

Loss on extinguishment of debt	2.3	1.1	1.2	nm

Income (loss) from continuing operations, before tax	(1.9)	1.2	(3.1)	-258.3%

Tax provision (benefit)	2.9	0.5	2.4	580.0%

Income (loss) from continuing operations, after tax	(4.8)	0.8	(5.6)	nm

Gain on sale of businesses, after tax	—	27.0	(27.0)	-100.0%

Income from discontinued operations, after tax	—	0.9	(0.9)	-100.0%

Net income (loss)	$(4.8)	$28.7	$(33.5)	nm

EBITDA from continuing operations	$42.4	$44.4	$(2.0)	-4.5%

nm — not meaningful

     Research and development spending increased by $0.9 million or 8.8% due to increased spending on product development, including the Ferrofluid receiver, the Pantograph receiver, the Business Class Microphone, the Silicon Microphone and the expanded offering of Deltek electromechanical controls. Sales and marketing expenses increased by $2.8 million or 30.4% primarily due to expanded sales support of the Silicon Microphone worldwide and higher sales in all product lines. General and administrative expenses increased by $1.0 million or 4.9%, primarily due to increased costs related to the Itasca headquarters.

     Operating income of $34.1 million in the twelve months ending December, 2004 decreased by $2.9 million from the prior year, due to the $3.8 million increase in restructuring expenses partially offset by increased gross margins from increased sales.

     Restructuring expenses of $5.3 million in 2004 and $1.5 million in 2003 were costs related to the Company’s transfer of production from of its Elgin, Illinois manufacturing facility in 2004 to its facilities in Malaysia and China.

     Interest expenses of $33.7 million in 2004 and $35.8 million in 2003 reflect the debt incurred by the Company in association with its recapitalization in 1999. See Liquidity and Capital Resources below.

     Loss from continuing operations before tax was a $1.9 million in 2004 compared to income of $1.2 million in 2003. The decline of $3.1 million is due to the increase in restructuring expense and the $2.3 million loss on extinguishment of debt partially offset by a higher gross margin.

     The key measurement used by management to gauge the profitability of the business is EBITDA, which decreased from $44.4 million in 2003 to $42.4 million in 2004. The decrease of $2.0 million was caused by the increased restructuring expenses.

     The tax provision in 2004 reflects taxes on profitable foreign operations. In 2003 the taxes on profitable foreign operations was partly offset by a reduction in the valuation allowance against the net U.S. deferred tax income tax asset.

     The company sold Syncho-Start in May 2003 for $49.7 million. The Company retained pension liabilities of $3.5 million associated with the SSPI pension plan covering U.S. employees. The Company recorded a gain of $35.6 million on the sale of Synchro-Start, which is net of $0.7 million of tax expense on the gain. The Company sold the Infrared business for $0.1 million in July 2003 with the buyer assuming $4.0 million of debt. The Company recorded an $8.6 million loss on the sale.

     Income from discontinued operations, after tax of $0.9 million in 2003 reflects the after-tax results of the Synchro-Start and the Ruwido businesses in 2003 prior to their sale.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	12 Months Ending		$ Change	% Change
	12/31/2003	12/31/2002	From Prior Year	From Prior Year
	$ millions
Consolidated sales	$154.0	$164.1	$(10.1)	–6.2%
Sales from Ruf	—	14.2	(14.2)	–100.0%

Consolidated sales, excluding Ruf	$154.0	$149.9	$4.1	2.7%

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

     The following table sets forth cost of sales and cost of sales as a percent of net sales.

	12 Months Ending		$ Change	% Change
	12/31/2003	12/31/2002	From Prior Year	From Prior Year
		$ millions
Consolidated cost of sales	$75.6	$88.0	$(12.4)	–14.1%
Cost of sales from Ruf	—	10.6	(10.6)	–100.0%

Consolidated cost of sales, excluding Ruf	$75.6	$77.4	$(1.8)	–2.3%
% of Net Sales	49.1%	51.6%

     Consolidated cost of sales as a percentage of net sales decreased by 4.5 percentage points, with approximately half of the decrease due to the sale of the low-margin Ruf business. The remaining decrease was primarily due to improved manufacturing efficiencies, including lower production costs, improved inventory controls and reduced costs of warranty.

     The following table sets forth income from continuing operations for the twelve months ending 2003 compared to the year earlier period:

	12 Months	12 Months Ending
	Ending			12/31/02	Change
	12/31/03	12/31/02	12/31/02	Consolidated	Excluding RUF
	Consolidated	Consolidated	Ruf	Excl Ruf	$s	%
			$ millions
Sales	$154.0	$164.1	$14.2	$149.9	4.1	2.7%
Gross margin	78.4	76.1	3.6	72.5	5.9	8.1%
Gross margin %	50.9%	46.4%	25.4%	48.4%
Research & development	10.2	11.7	1.7	10.0	0.2	2.0%
Sales and marketing	9.2	9.5	1.0	8.5	0.7	8.2%
General and administrative	20.5	21.5	2.2	19.3	1.2	6.2%
Loss on sale of business	—	16.7	16.7	—	—	—
Restructuring expenses	1.5	2.1	—	2.1	(0.6)	–28.6%

Operating income	$37.0	$14.6	$(18.0)	$32.6	$4.4	13.5%
Loss on extinguishment of debt	1.1	—	—	—	1.1	—
Interest expense, net	34.7	33.8	—	33.8	2.0	5.9%

Income from continuing operations, before tax	$1.2	$(19.2)	$(18.0)	$(1.2)	2.4	–200.0%
EBITDA from continuing operations	$44.4			$40.8	3.6	8.8%

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

     Operating income of $37.0 million in the twelve months ending December, 2003 increased by $22.4 million, with $16.7 million of the increase due to the loss in 2002 on the sale of Ruf and the balance due to improved profitability in ongoing operations due to increased sales and improved gross margin rates. The Company announced the sale of Ruf in November 2002. Although the proceeds from the sale were not significant, the sale allowed the Company to exit from a non-core business, which was not profitable. The net loss from the sale of Ruf in 2002 was $16.7 million.

     Restructuring expenses of $1.5 million in 2003 were primarily an accrual for expected severance costs related to the Company’s expected closure of its Elgin, Illinois manufacturing facility in 2004. Restructuring expenses in 2002 of $2.1 million included a $1.2 million loss on the sale of a facility in Taiwan and severance expenses.

     Interest expenses of $35.8 million in 2003 reflect the debt incurred by the Company in association with its recapitalization in 1999. See Liquidity and Capital Resources below. Compared to 2002, interest expense increased by $2.0 million, primarily due to the refinancing of the $31.7 million of the A Facility portion of the bank debt, which was replaced with $35 million of C Facility debt. The C Facility debt is at a fixed rate of 18.5% compared to a lower rate of LIBOR plus 5% for the A Facility debt.

     Income from continuing operations before tax was $1.2 million in 2003, an improvement of $20.4 million compared to the loss of $19.2 million in 2002. The improvement was due to the 2002 loss on the sale of Ruf of $16.7 million, the avoidance of the 2002 operating loss from Ruf of $1.3 million and of improved operating results that were only partially offset by increased interest expense of $2.0 million.

     The key measurement used by management to gauge the profitability of the business is EBITDA, which increased from $40.8 million in 2002 to $44.4 million in 2003. The increase of $3.6 million was caused by increased sales and improved gross margin rates, only partially offset by increased operating expenses.

     Key statistics related to income taxes and gains/losses from discontinued operations are as follows:

	12 Months	12 Months Ending
	Ending			12/31/02
	12/31/03	12/31/02	12/31/02	Consolidated
	Consolidated	Consolidated	Ruf	Excl Ruf
		$ millions
Income (loss) from continuing operations, before tax	$1.2	$(19.2)	$(18.0)	$(1.2)
Tax provision	0.4	11.7	—	11.7

Income (loss) from continuing operations, after tax	$0.8	$(30.9)	$(18.0)	$(12.9)
Gain on sale of discontinued businesses, after tax	27.0	—	—	—
Income from discontinued operations, after tax	0.9	6.5	—	6.5

Net Income (loss)	$28.7	$(24.4)	$(18.0)	$(6.4)

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

Seasonality and Quarterly Results of Operations

     Our sales have been subject to a small degree of seasonality in the past several years. The fourth quarter has been our strongest quarter primarily due to stronger customer demand. In addition to the normal seasonality trends, the fourth quarter of 2003 was especially strong due to improved conditions in the hearing aid market and an increase in shipments of the Silicon Microphone. The sales of Silicon Microphones continued to increase in each quarter during 2004.

     The following table sets forth selected financial information by fiscal quarter.

SELECTED FINANCIAL INFORMATION BY QUARTER — UNAUDITED

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003	2004	2004	2004	2004 (4)

Net sales	$37.5	$38.9	$34.7	$42.9	$45.3	$44.8	$46.5	$48.9
Cost of sales	18.9	18.9	17.6	20.2	24.0	25.0	27.1	24.6

Gross margin	18.6	20.0	17.1	22.7	21.3	19.8	19.4	24.3
Research and development	2.3	2.9	2.5	2.5	2.7	2.9	2.9	2.6
Selling and marketing	2.1	2.3	2.3	2.5	2.5	2.8	2.9	3.8

General and administrative	5.7	4.8	4.3	5.7	5.3	6.0	5.1	5.1
Impairment of assets held for sale (1)	—	—	—	—	—	.9	—	—
Restructuring expense (2)	—	—	—	1.5	(.1)	—	2.3	3.1

Operating income	$8.5	$10.0	$8.0	$10.5	$10.9	$7.2	$6.2	$9.7
Income (loss) from continuing operations after taxes	(1.1)	(0.7)	(1.2)	3.7	1.3	(3.5)	(1.8)	(0.8)
Income from discontinued operations (3)	1.1	25.6	1.1	0.1	—	—	—	—

Net income (loss)	$0.0	$24.9	$(0.1)	$3.8	$1.3	$(3.5)	$(1.8)	$(0.8)

(1)	The “Impairment of assets held for sale” for 2004 is the charge to reduce the carrying value of the Elgin, Illinois facility to its estimated fair value less cost of sale. See Consolidated Financial Statement Note 11.

(2)	The “Restructuring expenses” in 2003 and 2004 primarily relate to the closure of the Elgin, Illinois facility announced in November 2003.

(3)	Income from discontinued operations for the quarter ended June 30, 2003 includes the gain on sale of the Synchro-Start business and loss on the sale of the Infrared business.

(4)	An adjustment increasing the tax provision $1.4 million was made in the quarter ending December 31, 2004.

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

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a bank credit agreement in two facilities, an A Facility of $50 million and a B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. In the first quarter of 2003, the Company repaid $7.7 million of principal on the B facility as required under the Excess Cash provision of the Credit Agreement. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement, which resulted in the Company repaying the balance of the A facility ($31.7 million), replacing the original A Facility with a $35 million C Facility and revising certain terms and conditions of the Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro-Start division May 30, 2003 and prepaid $42 million of B Facility loans. An additional prepayment of $2.3 million related to the Synchro-Start sale was made in November 2003. The Company completed the sale of Ruwido in July and prepaid $1 million of B Facility loans in July 2003.

In April, 2004 the Company entered into the Seventh Amendment of the Credit Agreement, which resulted in the Company repaying the $35 million in C Facility loans and replacing these C Facility loans with $48 million in D Facility loans at substantially lower interest rates.

     In December, 2004 the Company entered into a new unsecured credit agreement for up to $10 million in additional financing with Xerion Partners. No amount was outstanding under this agreement as of December 31, 2004.

     As of December 31, 2004 the Company’s outstanding borrowing and repayment dates were as follows:

		Less
		than	1 to 3	3 to 5	After 5
Contractual obligations(1)	Total	1 Year	Years	Years	Years
Credit Agreement dated June 28, 1999 and most recently amended April 8, 2004:

B Facility	$102,728	$5,865	$96,863	$—	$—
D Facility	59,400	4,560	54,840	—	—
Revolver	11,390	956	10,434	—	—

Total credit agreement	173,518	11,381	162,137	—	—
13 1/8% Senior Subordinated Notes due 2009	253,738	20,108	40,215	193,415	—

10% Senior Subordinated Notes due 2009	15,000	1,000	2,000	12,000	—

Operating leases	14,247	1,976	3,037	2,643	6,591
Retention bonus	4,370	—	—	4,370	—
Sales contract payments	1,825	1,825	—	—	—

Pension contributions(2)	8,300	2,028	6,272	—	—

Total	$470,998	$38,318	$213,661	$212,428	$6,591

(1)	Debt obligations include interest.

(2)	The pension contribution has not been estimated beyond 2007.

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

     For purposes of calculating the required ratio, under the amended terms of the Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs will be related to the Company’s announced closure of its Elgin facility and the increase in capabilities in our Asian manufacturing facilities. These restructuring costs were $5.3 million in 2004 and $1.2 million in 2003.

     The required ratios as amended for future years ends are as follows:

	Required	Required Interest
	Leverage Ratio	Coverage Ratio
December 31, 2005	6.75	1.25
December 31, 2006	6.00	1.35

     We expect to be able to comply with the required covenants through December 31, 2005. However, our ability to meet these covenants is highly dependent upon market and competitive conditions. If future results are lower than planned, the company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

     The Credit Agreement as amended totals $153 million of credit as of December 31, 2004. Included is a $15 million Revolving Credit Facility through June 30, 2006, a B Facility of $89.6 million which matures on June 29, 2007 and a D Facility of $48 million which matures on June 29, 2007. The Revolving Credit facility bears interest, at the Company’s option, at either (1) one-, two-, three-, or six month LIBOR plus 4.0% or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00% or the federal funds effective rate plus .50 (the Alternate Base Rate) in each case plus an initial margin of 3%. The B Facility bears interest, at the Company’s option, at either (1) one-, two-, three-, or six month LIBOR plus 5.00% or (2) Alternate Base Rate plus an initial margin of 4.00%. The D Facility bears interest at a rate of LIBOR plus 7.25%. At December 31, 2004, the weighted average interest rate was 7.2% for the B facility and 9.5% for the D facility.

     The Credit Agreement as amended reduced the Revolving Credit Facility to $15 million. The Sixth Amendment and Waiver and the subsequent sale of Synchro-Start and Ruwido substantially revised the terms of the amortization of the Credit Agreement. The principal is due and payable in four quarterly principal payments from September 30, 2006 to June 29, 2007. Under the amended Credit Agreement, in the event the B Facility is fully prepaid prior to June 30, 2006 the Revolving Credit Facility will cease to be available to the Company and any amounts outstanding thereunder shall thereupon become due and payable. The D Facility is payable in full on June 29, 2007.

     The Seventh Amendment replaced the $35 million C facility with $48 million of borrowing at substantially lower interest rates. The Fifth and Sixth Amendments modified the Credit Agreement that was substantially amended on May 10, 2002. On that date, the Company received agreement from the lenders to revise the terms and conditions of the Credit Agreement. At the end of the first quarter of 2002, the Company was not in compliance with the terms of the Credit Agreement, particularly the required leverage and interest coverage ratios. As a result, the Company did not make the interest payment on its senior subordinated notes scheduled for April 15, 2002. After the Company obtained the Fourth Amendment and Waiver to the Credit Agreement on May 10, 2002 (the “Fourth Amendment”), on May 14, 2002 the Company made the interest payment on our senior subordinated notes. The Fourth Amendment waived our non-compliance with the required interest coverage ratio for the period ended March 31, 2002 and the leverage ratio for the period January 1, 2002 through March 31, 2002, and amended these required ratios for subsequent periods through the first quarter of 2003. In addition the Fourth Amendment required the Company to receive additional funding of at least $10 million by September 3, 2002, which was required to pay down the outstanding balance on the revolving credit facility to $8.25 million. As a result of this agreement, the Company entered into a Senior Subordinated Debt agreement with an affiliate of Doughty Hanson on August 28, 2002 for $10 million in financing, under terms pari passu to the Senior Subordinated Debt Agreement of 1999. The proceeds were used to provide funding for working capital and reduced the balance under the revolving credit agreement to zero.

     In December, 2004 the Company entered into a new unsecured credit agreement with Xerion Partners for up to $10 million in borrowing. No amount was outstanding as of December 31, 2004.

Cash Flows 2004 vs 2003

     Cash balances increased by $5.7 million in 2004, as $6.9 million in cash provided by operating activities and $16.0 million in cash provided by financing activities were more than the $19.1 million used in purchases of property, plant and equipment. The Company also received $2.0 million out of escrow from the sale of the Synchro - Start business.

     Net cash provided by operating activities was $6.9 million in 2004 compared to $11.1 million in 2003. The decrease was primarily due to increased investment in inventory partially offset by higher accounts payable.

     Net cash used in investing activities in 2004 was $17.1 million, primarily representing the $19.1 million of capital expenditures required to increase production capacity necessary to serve the traditional transducer market as well as grow our production capacity for the Silicon Microphone. Net cash provided by investing activities in 2003 of $30.5 million was due to the $45.2 million in cash generated by the sales of Synchro-Start and Ruwido offset by $14.8 million in capital equipment purchases.

     Net cash provided by financing activities in 2004 of $16.0 million represents the increase in borrowing during the year. The $48.0 million D Facility replaced the C Facility of $35.0 million plus related deferred fees and expenses. In addition, $9 million in borrowing was made on the Revolving Facility in December, 2004. Net cash used in financing activities in 2003 was $54.2 million which primarily represents the $9.5 million payment of principal on the bank debt related to the Excess Cash provision of the Credit Agreement; the $31.7 million payment of the A Facility portion of the bank debt; and $45.3 million in payments on the bank debt related to the sale of SSPI and Ruwido partially offset by the additional borrowing of $35 million of C Facility debt.

Cash Flows 2003 vs 2002

     Cash balances decreased by $12.7 million in 2003, as the Company used the $11.1 million of cash provided by operations and the $45.2 million in proceeds from the sale of SSPI and Ruwido to pay down debt and to fund capital expenditures.

     Net cash provided by operating activities was $11.1 million in 2003 compared to $29.7 million in 2002. Net cash provided by operating activities in 2002 was higher than in 2003 despite lower income from continuing operations. The 2002 loss included two significant non-cash write-offs — the $16.6 million non-cash loss on the sale of Ruf and the $6.7 million non-cash loss from adjustments in deferred tax valuations. The decrease in cash flow reflects cash generated by reductions in working capital in 2002 that were not repeated in 2003 — a reduction in accounts receivable of $6.9 million and a reduction of inventory of $9.4 million.

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

     Net cash used in financing activities in 2003 was $54.2 million which primarily represents the $9.5 million payment of principal on the bank debt related to the Excess Cash provision of the Credit Agreement; the $31.7 million payment of the A Facility portion of the bank debt; and $45.3 million in payments on the bank debt related to the sale of SSPI and Ruwido partially offset by the additional borrowing of $35 million of C Facility debt. Debt payments on the long-term portion of the Company’s Credit Agreement totaled $10.5 million in 2002, with an additional $2.0 million in payments used to reduce the Company’s short-term debt. The Company issued $10 million of 10% Senior Subordinated Notes dated August 28, 2002.

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

     Ownership of Knowles. Interests in Key Acquisition, which owns approximately 83.6% of our common stock and 88.9% of our preferred stock are held by the limited partnerships. The general partner of these limited partnerships is Doughty Hanson & Co. Limited.

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

The Credit Agreement

     We entered into the Credit Agreement, dated as of June 28, 1999 and amended and restated as of July 21, 1999, and amended most recently April 14, 2004 with the Lenders named therein, JP Morgan Chase Bank (as successor to The Chase Manhattan Bank), as Administrative Agent and Swingline Lender, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and Chase Securities Inc., as Lead Arranger and Book Manager. The Credit Agreement, as amended, consists of (i) a $89.6 million term loan facility (“B Facility”) due in scheduled principal payments that begin September 30, 2006 and are completed as of June 29, 2007, (ii) a $48 million term loan facility (“D Facility”) due June 29, 2007 and (iii) a $15 revolving credit facility due June 30, 2006 (the “Revolving Facility”). Under the terms of the Credit Agreement, and in order to provide financing for the Recapitalization, the A Facility (which was subsequently replaced with C Facility in March, 2003) and then the D Facility in April 2004) and B Facility were fully drawn on June 30, 1999, the closing date of the Recapitalization. The Revolving Facility is available for working capital and general corporate purposes. $9 million in borrowing was outstanding under The Revolving Facility as of December 31, 2004.

     In March 2003 we repaid $9.5 million of aggregate principal of the A and B Facilities in accordance with the excess cash provision of the amended Credit Agreement. In June 2003 we repaid $42 million in principal of the B Facility in accordance with Amendment No. 6 and the sale of Syncho-Start. An additional prepayment of $2.3 million related to the Synchro-Start sale was made in November 2003. A payment of $1 million related to the sale of Ruwido was made in July 2003. In April, 2004 the C Facility was replaced with a $48 million D Facility at substantially lower interest rates.

Repayment Dates

     According to the revised terms of the Amended Credit Agreement, and taking into account the effect of the three prepayments in 2003, the B Facility will amortize in four quarterly amounts commencing on September 30, 2006. The D Facility is due and payable upon maturity on June 29, 2007.

Amount in $000s
B Facility of Credit Agreement to be paid -
September 30, 2006	$21,950
December 31, 2006	22,550
March 30, 2007	22,550
June 29, 2007	22,551
D Facility of Credit Agreement to be paid on June 29, 2007	48,000

Total Credit Agreement Outstanding as of December 31, 2004	$137,601

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

Prepayment

     In addition to the scheduled repayment dates described above, in certain circumstances the Credit Agreement requires us to make mandatory prepayments of outstanding amounts under the B Facility and D Facility, when we or our subsidiaries receive proceeds of certain material dispositions and insurance claims or issue certain indebtedness or when we have a positive adjusted cash flow in the prior year. We may voluntarily prepay the B Facility in whole or in part without premium or penalty.

Interest Rate and Fees

     Amounts outstanding under the Revolving Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 4.0% (as amended most recently April 14, 2004) or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50% (“Alternate Base Rate”), in each case plus an initial margin of 3%. Amounts outstanding under B Facility will bear interest, at our option, at either (1) one-, two-, three- or six-month LIBOR plus an initial interest margin of 5.0% (as amended most recently April 14, 2004) or (2) the Alternate Base Rate plus an initial margin of 4%. The interest margin may be reduced for advances under the Revolving Facility if we, on a consolidated basis, meet certain specified leverage ratio targets during a period consisting of the prior four consecutive fiscal quarters. Amounts outstanding under the D Facility bear interest at one, two, three or six month LIBOR plus 6.25%.

     We will pay a commitment fee on the undrawn portion of the Revolving Facility at a rate of 0.380% to 0.50% per annum, depending upon our leverage ratio. In addition, the Amended Credit Agreement provides for additional interest to accrue to the B Facility at the rate of approximately $420,000 per year (subject to a reduction in the event of a prepayment of the B Facility), to be paid at the maturity of the facility (or in certain instances, at an earlier date). The requirement for the additional interest terminated with the prepayment of $42 million resulting from the sale of the Synchro-Start division. In addition, we will pay certain agency and other fees.

     On December 20, 2004 the company entered into a new unsecured $10 million credit agreement with Xerion Partners. Except in certain circumstances, loans under the new unsecured agreement bear interest at the one, two, three or six month LIBOR rate plus 7.75%. No borrowing was outstanding under this loan agreement as of December, 31, 2004.

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

Covenants

     The Amended Credit Agreement contains a number of covenants requiring us to achieve or maintain specified consolidated financial ratios, including certain interest expense coverage ratios and certain leverage ratios, which have been described above. The Amended Credit Agreement also contains general covenants which restrict the incurrence of debt and liens, the payment of dividends, the incurrence of additional debt, the disposition of assets, the incurrence of capital expenditures above certain levels or the making of other investments, not to make any acquisitions of another company or business and certain other activities and transactions.

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

   Principal, Maturity and Interest

     The Company issued a $10,000,000 Note on August 28, 2002 that will mature on October 15, 2009 and not be entitled to the benefit of any mandatory sinking fund.

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

Credit Agreement dated as of December 20, 2004

     We entered into a Credit Agreement, dated as of December 20, 2004 with Xerion Partners II Master Fund Limited as lender and other lenders party hereto from time to time. The Credit Agreement provides for the granting of loans at the Company’s request up to $10 million and in the case of the initial borrowing, not less than $8.5 million. The commitment to provide loans terminates January 31, 2005. Any borrowings mature June 29, 2007. Except in certain limited specified cases, the loans bear interest at a one-, two-, three-, or six-month adjusted LIBOR plus 7.75%.

Subsequent Events

     The Company borrowed $9.0 million under the Xerion Credit Agreement dated as of December 20, 2004 in January, 2005.

     The Company obtained an Amendment No. 8 and Waiver dated as of March 10, 2005, to the Credit Agreement dated as of June 28, 1999. The Amendment, among other things, permits us to incur an additional $10 million of unsecured indebtedness and increases for each period beginning December 31, 2004 through maturity of the loans, the maximum allowable leverage ratio applicable to us under the Credit Agreement’s leverage ratio covenant.

     Pursuant to the terms of the Xerion Credit Agreement dated as of December 20, 2004 that Agreement is deemed to be amended by the Amendment No. 8 to the same extent.

     The Company obtained Amendment One to the Xerion Credit Agreement March 29, 2005 which increased the credit facility by $10 million. The Company borrowed $10 million under the Xerion Credit Agreement in March 2005. See Exhibit 10.33 filed with this Form 10-K.

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

   Excess and Obsolete Inventory

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need. We currently make a 50% provision for all inventory that has had no activity for 18 months and a 100% provision for all inventory that had no activity for more than 36 months as well as any additional specifically identified inventory to be excess. We also provide for the total value of inventories that we determine to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2004, our inventory reserves were $5.3 million, or 15% of our $34.7 million gross inventories.

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

   Pension Benefits

     The Company’s pension benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. The Company bases the discount rate assumptions on current investment yields on AA-rated long-term corporate bonds. The salary growth assumptions reflect the Company’s actual experience and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s key assumptions are described in further detail in Consolidated Financial Statement Note 8.

   Deferred Tax Assets

     We account for deferred income taxes based upon differences between the financial reporting and income tax bases of our assets and liabilities. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the extent to which, more likely than not, the future tax benefits will be recognized.

   New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. We adopted the provisions of SFAS 150 on January 1, 2004. Since the Company’s preferred stock contains provisions whereby the preferred stock and accumulated dividends may be converted to common stock, the preferred stock and its dividends continue to be reflected as such. There was no material impact on our financial position or results of operations as a result of the adoption of SFAS 150.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has reviewed the provisions of this standard, and does not expect SFAS No. 151 to have a material impact on the financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R supercedes APB No. 25, SFAS No. 123, as amended by SFAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt SFAS No. 123R in the third quarter of 2005. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

     Management does not anticipate the adoption of any other new accounting pronouncement will have a material effect on our results of operations or on the financial position of the company.

   Restatement of Financial Statements

     The Company is restating its prior years’ financial statements because an error was discovered that affects cost of sales and other comprehensive income and certain disclosures previously reported in our financial statements. The results for 2000 have been restated to correct an error in the balance of other comprehensive income resulting from the conversion to a new consolidation system in 2000. The error incorrectly recorded a translation loss as an adjustment to equity rather than an adjustment to the income statement and was primarily related to the U.K. entity. The correction increased cost of sales in 2000 by $1,578 and decreased net income by the same amount. Appropriate balance sheet accounts have also been restated.

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

     Summarized selected financial information for the discontinued operations is as follows:

For the year ended December 31:	2004	2003	2002
Net sales	$—	$26,513	$51,986

Income (loss) from discontinued operations	$—	$1,102	$6,591
Income tax expense	—	170	46

Income (loss) from discontinued operations, net of tax	$—	$932	$6,545

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     We do not hedge our foreign currency exchange rate exposure. Therefore, we are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During 2004, approximately 91% of our revenue was denominated in U.S. dollars compared to 93% in 2003. In 2004 and 2003, approximately 7% and 4%, respectively, of our revenue was denominated in Japanese Yen, and the balance were denominated in other foreign currencies. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan,

a number of which are closely tied to the U.S. dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. If the China Renminbi were to appreciate 10% against the U.S. Dollar, the Company estimates its Renminbi denominated costs would increase approximately $2.6 million. Similarly, a 10% appreciation of the Malaysia Ringgit would increase Ringgit denominated costs approximately $2.3 million.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the B and D Facilities of the Credit Agreement have variable interest rates, and therefore, adjust to market conditions. An increase of 1 percentage point in the interest rate of the loans under the Credit Agreement would increase annual interest expense by approximately $1.4 million. The amount outstanding under the 13 1/8% Senior Subordinated Notes accrues interest at a fixed rate of 13.125%. We have estimated the fair value of the notes as of December 31, 2004 to be 104% of their face value or $159 million based on current market prices. We also have $10 million outstanding under 10% Senior Subordinated Notes.

Item 8

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Knowles Electronics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Knowles Electronics Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Knowles Electronics Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2005

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

		Restated
	December 31,	December 31,
	2004	2003
	(in thousands except share data)
Assets
Cash & cash equivalents	$16,970	$11,227
Accounts receivable, less allowance for doubtful accounts of $452 and $527	22,464	23,128
Inventories, net	29,421	17,373
Prepaid expenses and other	5,053	5,023

Total current assets	73,908	56,751
Property, plant and equipment, at cost:
Land	2,688	2,787
Building and improvements	12,875	19,273
Machinery and equipment	69,827	48,750
Furniture and fixtures	25,408	24,104
Construction in progress	3,397	11,743

Subtotal	114,195	106,657
Accumulated depreciation	(60,723)	(61,152)

	53,472	45,505
Net assets held for sale	3,231	—
Other assets, net	1,045	3,149
Deferred finance costs, net	6,418	7,168

Total assets	$138,074	$112,573

Liabilities and stockholders’ deficit
Accounts payable	$22,893	$11,272
Accrued compensation and employee benefits	11,358	8,681
Accrued interest payable	4,945	4,868
Accrued warranty and rebates	1,866	5,902
Accrued restructuring costs	1,405	1,490
Other liabilities	1,945	2,645
Income taxes	4,120	3,784
Deferred income taxes	609	968
Short term debt	9,000	—

Total current liabilities	58,141	39,610

Accrued pension liability	13,639	12,350
Other noncurrent liabilities	1,019	407
Notes payable	298,793	288,180
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $127,842 December 2004; $99,401 December 2003	312,842	284,401
Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 952,500 December 2004; 957,500 December 2003	1	1
Common stock, Class B, $0.001 par value, 52,632 shares authorized: none ever issued	—	—
Capital in excess of par value	16,337	16,487
Accumulated deficit	(555,610)	(522,404)
Accumulated other comprehensive loss	(7,088)	(6,459)

Total stockholders’ deficit	(546,360)	(512,375)

Total liabilities and stockholders’ deficit	$138,074	$112,573

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net sales	$185,511	$154,042	$164,119

Cost of sales	100,684	75,594	87,970

Gross margin	84,827	78,448	76,149

Research and development expenses	11,141	10,225	11,735

Selling and marketing expenses	11,951	9,185	9,503

General and administrative expenses	21,462	20,547	21,478

Loss on sale of business	—	—	16,736

Impairment of assets held for sale	850	—	—

Restructuring activities	5,326	1,532	2,112

Operating income	34,097	36,959	14,585
Other income (expense):
Interest income	57	111	129

Interest expense	(33,790)	(34,735)	(33,891)

Loss on extinguishment of debt	(2,256)	(1,100)	—

Income (loss) from continuing operations before income taxes	(1,892)	1,235	(19,177)

Income taxes	2,873	491	11,744

Income (loss) from continuing operations	(4,765)	744	(30,921)
Income (loss) from discontinued operations after income taxes:

Loss on sale of Infrared division	—	(8,576)	—
Gain on sale of Synchro-Start division	—	35,570	—

Income from discontinued operations	—	932	6,545

Income from discontinued operations after income taxes	—	27,926	6,545

Net income (loss)	$(4,765)	$28,670	$(24,376)

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Retained	Accumulated
		Capital in	Earnings	Other
	Common	Excess of	(Accumulated	Comprehensive
	Stock	Par Value	Deficit)	Loss	Total

Balance, December 31, 2001 as previously reported	$1	$17,212	$(475,827)	$(7,166)	$(465,780)

Prior period adjustment (see Note 2)	—	—	(1,578)	1,578	—

Balance at December 31, 2001 as restated	$1	$17,212	$(477,405)	$(5,588)	$(465,780)

Net loss	—	—	(24,376)	—	(24,376)
Other comprehensive income (loss):

Foreign currency translation adjustment	—	—	—	4,068	4,068
Minimum pension liability pension adjustment net of tax	—	—	—	(8,249)	(8,249)

Comprehensive loss	—	—	—	—	(28,557)
Issue common stock	—	150	—	—	150

Repurchase stock	—	(525)	—	—	(525)

Preferred stock dividends	—	—	(23,505)	—	(23,505)

Other	—	—	66	—	66

Balance at December 31, 2002 as restated	$1	$16,837	$(525,220)	$(9,769)	$(518,151)

Net income	—	—	28,670	—	28,670
Other comprehensive income:

Foreign currency translation adjustment	—	—	—	1,543	1,543
Minimum pension liability pension adjustment net of tax	—	—	—	1,767	1,767

Comprehensive income	—	—	—	—	31,980

Repurchase stock	—	(350)	—	—	(350)

Preferred stock dividends	—	—	(25,854)	—	(25,854)

Balance at December 31, 2003 as restated	$1	$16,487	$(522,404)	$(6,459)	$(512,375)
Net loss	—	—	(4,765)	—	(4,765)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	32	32
Minimum pension liability pension adjustment net of tax	—	—	—	(661)	(661)

Comprehensive loss	—	—	—	—	(5,394)
Repurchase stock	—	(150)	—	—	(150)
Preferred stock dividends	—	—	(28,441)	—	(28,441)

Balance at December 31, 2004	$1	$16,337	$(555,610)	$(7,088)	$(546,360)

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(in thousands)
Operating Activities
Income (loss) from continuing operations	($4,765)	$744	($30,921)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	8,300	7,443	8,703
Restructuring activities	(85)	293	(2,632)
Loss on sale of business	—	—	16,626
Amortization of deferred financing fees and debt discount	1,962	1,288	1,434
Loss on extinguishment of debt	2,256	1,100	—
Impairment of assets held for sale	850	—	—
Inventory obsolescence provision	1,151	1,416	2,391
Deferred income taxes	(359)	427	6,733
Stock compensation expense	—	—	504
Loss on disposal of assets	351	160	1,170
Change in assets and liabilities:
Accounts receivable	664	(2,044)	6,882
Inventories	(13,199)	831	9,362
Other assets	106	272	1,200
Accounts payable	10,065	411	(2,380)
Accrued interest payable	77	(1,717)	2,157
Accrued compensation and benefits	1,758	2,719	132
Other current liabilities	(5,342)	(3,273)	(196)
Other non current liabilities	2,733	833	1,426
Income taxes payable	336	(3,763)	141
Net cash provided by discontinued operating activities	—	3,971	6,947

Net cash provided by operating activities	6,859	11,111	29,679

Investing Activities
Proceeds from sale of businesses and property	2,000	45,245	3,560
Purchases of property, plant, and equipment	(19,143)	(14,776)	(8,427)

Net cash provided by (used in) investing activities	(17,143)	30,469	(4,867)

Financing Activities
Debt payments — long term	(37,668)	(87,102)	(10,541)
Debt proceeds — long term	48,000	35,000	10,055
Debt proceeds (payments) short term, net	9,000	—	(1,996)
Costs associated with debt	(2,107)	(1,749)	(681)
Premium on early retirement of debt	(1,080)	—	—
Repurchase of common stock	(150)	(350)	(400)

Net cash provided by (used in) financing activities	15,995	(54,201)	(3,563)

Effect of exchange rate changes on cash	32	(31)	600

Net change in cash and cash equivalents	5,743	(12,652)	21,849
Cash and cash equivalents at beginning of period	11,227	23,879	2,030

Cash and cash equivalents at end of period	$16,970	$11,227	$23,879

Cash paid for interest	$34,118	$36,276	$30,525

Cash paid for taxes	$2,721	$3,592	$5,131

See accompanying notes.

KNOWLES ELECTRONICS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003
(In thousands)

1. Accounting Policies

   Basis of Recapitalization and Presentation

     The consolidated financial statements of Knowles Electronics Holdings, Inc. (the Company) include the accounts and transactions of the Company and all of its subsidiaries. Significant intercompany and affiliate accounts and transactions have been eliminated in consolidation.

     In connection with a reorganization as a holding company, the Company changed its name from Knowles Electronics, Inc. to Knowles Electronics Holdings, Inc. on September 23, 1999.

     On June 23, 1999, the Company entered into a recapitalization agreement with Key Acquisition L.L.C., (the Investor) and the preexisting common stockholders of the Company (the Recapitalization). The recapitalization transaction closed on June 30, 1999. The Recapitalization was treated as a leveraged recapitalization in which the issuance of the debt has been accounted for as a financing transaction, the sales and purchases of the Company’s stock have been accounted for as capital transactions at amounts paid or received, and no changes were made to the carrying values of the Company’s assets and liabilities.

     In conjunction with the Recapitalization, the Company authorized and issued, on June 30, 1999, new shares of mandatorily redeemable preferred stock (Series A-1 and Series A-2), each with par value $0.001 per share (the Preferred Stock), and common stock (Class A and Class B), par value $0.001 per share (Common Stock). The Investor purchased 800,000 shares of Common Stock for $24,000 and 164,444 shares of Series A-1 Preferred Stock for $164,444. In addition, certain members of management purchased 71,667 shares of Common Stock for $2,150. After the transactions related to the Recapitalization, which are described below, the preexisting stockholders held 100,000 shares of Common Stock and 20,556 shares of Series A-2 Preferred Stock which was recorded at $20,556. As of December 31, 2004, the liquidation value of the outstanding Series A-1 Preferred Stock is $278,081 and the liquidation value of the outstanding Series A-2 Preferred stock is $34,761.

     The Preferred Stock ranks senior to all other equity securities of the Company with respect to dividend and distribution preference. The liquidation value of each share of Preferred Stock is $1,000. Dividends on each share of Preferred Stock accrue at a rate of 10% per annum of the liquidated value plus any accumulated dividends. Such dividends for the year ended December 31, 2004, amounted to $28,441. The Preferred Stock is mandatorily redeemable on July 2, 2019, at a redemption price per share equal to the liquidation value plus all previously accumulated dividends and all accrued dividends not yet paid or accumulated. The Company may, at any time, and the holders may, upon the earlier of June 30, 2010, or an initial public offering of the Company’s Common Stock which is a primary registered offering or the sale of all or substantially all of the Company’s Common Stock or assets, require the Company to redeem all or any portion of the Series A-1 Preferred Stock then outstanding at a price per share equal to the liquidation value plus all accumulated and all accrued and unpaid or unaccumulated dividends. The Series A-2 Preferred Stock is not redeemable at the Company’s option at any time. In the event of such an initial public offering, holders of Series A-1 and A-2 Preferred Stock may elect to convert the shares into Common Stock. In addition, on each June 30, the Company has an option to exchange the then outstanding shares of Series A-1 Preferred Stock in whole, but not part of, for 10% Junior Subordinated Notes due 2010 of the Company, in an aggregate principal amount equal to the sum of the liquidation value of the Series A-1 Preferred Stock plus an amount equal to all accumulated and all accrued and unpaid, but not yet accumulated, dividends.

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

  Description of Business

     The Company develops, manufactures, and supplies audio communications components, primarily miniaturized microphones and receivers used in hearing aids, microphones, headsets, cell phones and accessories for the computer and communication industries.

  Foreign Operations

     Assets and liabilities are translated using the exchange data at the balance sheet date and revenues and expenses are translated using weighted-average exchange data. Translation adjustments for those entities which have the U.S. dollar as their functional currency are recorded to the income statement and adjustments for all other entities are recorded as a separate component of stockholders’ equity (deficit).

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

  Reclassifications

     Certain prior years’ amounts have been reclassified to conform to the 2004 financial statement presentation.

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

  Property, Plant, and Equipment

     Property, plant and equipment are valued at cost. Interest expense capitalized as part of the cost of property, plant and equipment was $405, $442 and $225 in 2004, 2003 and 2002 respectively.

     Depreciation of property, plant, and equipment is computed principally on a declining-balance method based on the following estimated useful lives: Buildings and Improvements — 10 to 40 years; Leasehold Improvements — lesser of useful life of assets or lease terms; Machinery and Equipment — 4 to 12 years; Furniture and Fixtures — 3 to 18 years; and Computer Equipment — 3 to 5 years.

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

  Pension Benefits

     The Company’s pension benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. The Company bases the discount rate assumptions for the U.S. plan on current investment yields on AA-rated long-term corporate bonds. The salary growth assumptions reflect the Company’s actual experience and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. The Company’s key assumptions are described in further detail in Note 8.

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

     The Company estimates the fair value of fixed rate long-term debt obligations using current market prices available for these or similar obligations. The fair value of the 13 1/8% Senior Subordinated Notes was approximately $159 million at December 31, 2004. The fair value of the 10% Senior Subordinated Notes was $10 million at December 31, 2004.

  Accumulated Other Comprehensive Loss

     The balance of accumulated other comprehensive loss is ($55) of translation adjustment plus $7,143 of minimum pension liability in 2004, and in 2003, ($23) of translation adjustment plus $6,482 of minimum pension liability.

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

  Income Taxes

     Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

  Stock Options

     The Company accounts for its stock-based compensation plan using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under the intrinsic value method, compensation expense for stock options is based on the excess, if any, of the fair value of the stock at the date of the grant over the exercise price.

  New Accounting Standards

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No 150 — Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires certain obligations including mandatorily redeemable preferred stock to be reflected as liabilities in the balance sheet. Additionally, dividends paid or accrued on mandatorily redeemable preferred stock will be presented as interest expense in the income statement. We adopted the provisions of SFAS 150 on January 1, 2004. Since the Company’s preferred stock contains provisions whereby the preferred stock and accumulated dividends may be converted to common stock, the preferred stock and its dividends continue to be reflected as such. There was no material impact on our financial position or results of operations as a result of the adoption of SFAS 150.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has reviewed the provisions of this standard, and does not expect SFAS No. 151 to have a material impact on the financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R supercedes APB No. 25, SFAS No. 123, as amended by SFAS No. 148, and related interpretations. Under SFAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt SFAS No. 123R in the third quarter of 2005. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

2. Restatement of Financial Statements

     The Company is restating its prior years’ financial statements because an error was discovered that affects cost of sales and other comprehensive income and certain disclosures previously reported in our financial statements. The results for 2000 have been restated to correct an error in the balance of other comprehensive income resulting from the conversion to a new consolidation system in 2000. The error incorrectly recorded a translation loss as an adjustment to equity rather than an adjustment to the income statement and was primarily related to the U.K. entity. The correction increased cost of sales in 2000 by $1,578. Appropriate balance sheet accounts have also been restated.

3. Discontinued Operations

     The Company’s consolidated financial statements and related footnote disclosures reflect the Synchro-Start and Infrared (Ruwido) businesses as discontinued operations, net of applicable income taxes, for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, discontinued operations includes the January through May 2003 operating results of the Synchro-Start business, the sale of which was completed May 30, 2003, and the gain on the Synchro-Start sale. Discontinued operations also includes the January through July 2003 operating results of the Infrared business, the sale of which was completed July 29, 2003, and the loss on the sale.

     The Synchro-Start division was part of the Company’s Automotive Components reporting segment. The Infrared business was part of the Company’s Acoustic and Infrared Technology reporting segment. The Company has subsequently modified its segment reporting, see Note 10.

     Summarized selected financial information for the discontinued operations is as follows:

For the year ended December 31:	2004	2003	2002
Net sales	$—	$26,513	$51,986
Income (loss) from discontinued operations	$—	$1,102	$6,591
Income tax expense	—	170	46

Income (loss) from discontinued operations, net of tax	$—	$932	$6,545

     The Company sold Synchro-Start for $49.7 million in 2003. The Company retained pension liabilities of $3.5 million associated with the pension plan covering U.S. employees. The Company recorded a pre-tax gain on the sale of Synchro-Start of $36.3 million. The tax on the gain was $0.7 million which reflects an alternative minimum tax created by the transaction. The benefit of the carryforward of the alternative minimum tax credit has not been recognized due to the uncertainty of the realization of this benefit. The tax on the gain was limited to the alternative minimum tax due to the utilization of net operating loss carryforwards that had previously not been benefited.

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

     In November 2002, the Company sold its Ruf division, which was part of the Company’s Automotive Components reporting segment. In accordance with APB No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, the Ruf business did not qualify as a discontinued operation and therefore, its results of operations and cash flows are included in the Company’s results of continuing operations and cash flows for all 2002 periods presented.

4. Inventory

     Inventories are as follows:

	2004	2003
Raw materials	$15,627	$9,211
Work in process	3,652	1,341

Finished goods	15,453	10,969

	34,732	21,521
Less allowances for :

Obsolescence and net realizable value	(5,311)	(4,148)

	$29,421	$17,373

5. Income Taxes

     Income (loss) from continuing operations before income taxes consists of the following:

	2004	2003	2002

United States	$(10,196)	$(17,396)	$(30,946)
Foreign	8,304	18,631	11,769

	$(1,892)	$1,235	$(19,177)

     A reconciliation of income tax expense to the statutory federal rate of 35% is as follows:

	Year ended December 31
	2004	2003	2002

Statutory federal income tax effects:	$(662)	$432	$(6,712)

Foreign rate differential	(803)	(4,283)	(10,633)

Taxes on unremitted foreign earnings	(10,259)	3,800	(1,179)

Valuation allowance	18,544	2,286	29,574

Reduction of prior year taxes	(3,559)	(1,596)

Other, net	(388)	(148)	694

	$2,873	$491	$11,744

     During 2004 and 2003, the Company had a net reduction in income tax provision of $3.6 and $1.6 million, respectively, related primarily to an adjustment in foreign tax credits and net operating losses.

     The income tax provision for the years ended December 31, 2004, 2003, and 2002 consists of the following:

	Year ended December 31
	2004	2003	2002

Current:
Federal	$(710)	$(1,641)	$—
State	—	—	—
Foreign	3,942	1,006	5,432

Total Current	3,232	(635)	5,432

Deferred
Federal	—	—	6,797
State	—	—	—
Foreign	(359)	1,126	(485)

Total Deferred	(359)	1,126	6,312

Total tax provision	$2,873	$491	$11,744

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

	December 31
	2004	2003

Deferred tax assets:
Non-U.S. net operating loss carryforward	$1,759	$910
U.S. net operating loss carryforward	8,514	6,018
Foreign tax credits carryforward	24,171	17,632
Pension	3,280	2,429
Inventory	1,068	1,484
Accrued expenses	2,677	3,893
Other, net	130	715

Total deferred tax assets	41,599	33,081
Valuation allowance	(39,868)	(21,324)

Net deferred tax asset	1,731	11,757

Deferred tax liabilities:
Taxes on unremitted foreign earnings	—	(10,259)
Other deferred tax liabilities	(2,340)	(2,466)

Total deferred tax liabilities	(2,340)	(12,725)

Net deferred tax liabilities	$(609)	$(968)

     The Company had foreign net operating loss carryforwards of $7,022 and $3,466 at December 31, 2004 and 2003 that have an indefinite carryforward period. In addition, the Company had state net operating loss carry forwards of $61,644 at December 31, 2004, that begin to expire in 2016. The Company’s foreign tax credit carryforward of $24,171 begins to expire in 2009. The Company has provided a valuation allowance against the net deferred tax assets due to the uncertainty of realization of those assets. The Company had federal net operating loss carryforwards of $15,969 and $2,627 at December 31, 2004 and 2003, respectively, that begin to expire in 2022.

     During 2004, the Company reversed $10,259 of deferred tax liabilities related to unrepatriated accumulated earnings of several wholly owned foreign subsidiaries. At December 31, 2004 the Company determined that such foreign earnings are permanently reinvested and are unlikely to be repatriated as dividends to the U.S. The Company’s future operating plan is to repatriate current year foreign earnings not needed for near term investment in each country.

6. Notes Payable

     As part of the Recapitalization transaction, the Company entered into a Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended and otherwise modified from time to time, most recently as of April 14, 2004, with certain lenders (“Credit Agreement”).

     The Company obtained a Seventh Amendment to Credit Agreement as of April 14, 2004, amending the (i) Credit Agreement and (ii) the Security Agreement dated as of June 30, 1999 (as amended, restated, supplemented or otherwise modified from time to time), among Knowles Electronics Holdings, Inc., its U.S. subsidiaries and JPMorgan Chase Bank (successor to The Chase Manhattan Bank) as Administrative Agent (the “Seventh Amendment”). The Seventh Amendment, which became effective April 14, 2004, provides for D Facility loans due June 2007 in a principal amount of $48 million, the repayment in full of C Facility loans with part of the proceeds of D Facility loans and an amendment to the Credit Agreement’s interest coverage ratio and leverage ratio requirements, among other changes. Pursuant to the Seventh Amendment, the Company has repaid the outstanding principal balance under the C Facility loans, (which had an 18.5% interest rate) together with accrued interest thereon, together totaling approximately $36.0 million. The Company also paid a related prepayment penalty of $1.1 million and certain other fees to the lenders in connection with the Seventh Amendment.

     The Credit Agreement as amended consists of approximately $153 million, which provides for revolving loans of $15 million (“Revolving Credit Facility”) through June 30, 2006 (unless the B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a B Facility of $90 million (“B Facility”), which matures on June 29, 2007, and a D Facility of $48 million (“D Facility”), which matures on June 29, 2007.

     The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The borrowings under this facility at December 31, 2004 and 2003 were $9.0 million at an interest rate of 6.4375% and none, respectively.

     The B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The D Facility loans bear currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. At December 31, 2004, the weighted average interest rate was 7.1875% for the B Facility and 9.5% for the D Facility.

     The initial margin may be reduced if the Company meets certain specified leverage ratios during a period consisting of the prior four consecutive fiscal quarters. Any reduced interest margin may be increased to the original margin if such leverage ratios do not continue to be met by the Company.

     The B Facility is due on June 29, 2007, and is payable in quarterly installments during the following periods, as amended, subject to the effect of prepayments:

September 30, 2006	21,950
December 31, 2006 to June 29, 2007	22,550

     The balance under the B Facility, C Facility, D Facility, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), and the 10% Senior Subordinated Notes (“10% Notes”) is as follows:

	December 31,
	2004	2003
B Facility	$89,601	$91,601
C Facility	—	35,668
D Facility	48,000	—
13 1/8% Senior Subordinated Notes, net	151,192	150,911
10% Senior Subordinated Notes	10,000	10,000

	298,793	288,180
Less: Current portion	—	—

Total long-term notes payable	$298,793	$288,180

     Maturities of Notes Payable follows (including B Facility and D Facility under the Credit Agreement as amended April 14, 2004):

2005	$—
2006	44,500
2007	93,101
2008	—
2009	163,200

$300,801

     The 13 1/8% Notes were issued in a private placement on October 1, 1999, and are due October 15, 2009, with interest payable semiannually at 13 1/8% commencing April 15, 2000. The Company subsequently exchanged all of the privately placed 13 1/8% Notes for a like amount of identical Notes registered with the Securities and Exchange Commission. The 13 1/8% Notes rank equally with all other unsecured senior subordinated indebtedness of the Company. The 13 1/8% Notes are junior to all of the Company’s current and future indebtedness, except indebtedness which is expressly not senior to the 13 1/8% Notes.

     On December 20, 2004 the company entered into a new unsecured $10 million credit agreement with Xerion Partners (“Xerion Credit Agreement”). Except in certain circumstances, loans under the new unsecured agreement bear interest at the one, two, three or six month LIBOR rate plus 7.75%. No borrowing was outstanding under this loan agreement as of December, 31, 2004.

     The 10% Senior Subordinated Notes were issued in a private placement to an affiliate of Doughty Hanson on August 29, 2002 and are due October 15, 2009, with interest payable semiannually at 10% commencing April 15, 2003. The 10% Notes rank subordinate to all Senior Indebtedness of the Company and pari passu to the 13 1/8% Notes.

     The Company’s Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of December 31, 2004, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for our obligations under the Credit Agreement, we have pledged all of the shares of our U.S. subsidiaries and 65% of the shares of our non-U.S. subsidiaries and have granted the lenders a security interest in substantially all the assets of our U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Knowles Electronics Sales Corp. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of December 31, 2004 and 2003, and summarized income statement and cash flow information for the years ended December 31, 2004, 2003, and 2002. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries which are guarantors of the 13 1/8% and 10% Notes, all of which are wholly owned by the parent company; and the column labeled “Nonguarantors” represents wholly owned subsidiaries of the Guarantors which are not guarantors of the 13 1/8% and 10% Notes. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized information as of December 31, 2004 and 2003, and for the three years ended December 31, 2004, is as follows:

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$625	$10,053	$6,292	$—	$16,970

Accounts receivable	—	40,089	80,621	(98,246)	22,464

Inventories	—	8,222	21,199	—	29,421

Other current assets	—	3,398	1,655	—	5,053

Net property, plant and equipment	—	17,481	35,991	—	53,472

Assets held for sale, net of impairment	—	3,231	—	—	3,231

Investment in and advances to subsidiaries	101,346	380,928	60	(482,334)	—

Deferred finance costs, net	6,418	—	—	—	6,418

Other non-current assets	—	197	848	—	1,045

Total assets	$108,389	$463,599	$146,666	$(580,580)	$138,074

Accounts payable	$—	$40,028	$80,886	$(98,021)	$22,893

Accrued restructuring costs	—	1,405	—	—	1,405

Advances from parent	233,090	86,027	350	(319,467)	—

Other current liabilities	4,944	14,669	4,846	(225)	24,234

Short-term debt	9,000	—	—	—	9,000

Deferred income taxes	—	—	609	—	609

Noncurrent liabilities	—	10,844	3,814	—	14,658

Notes payable	298,793	—	—	—	298,793

Preferred stock	312,842	—	—	—	312,842

Stockholders’ equity (deficit)	(750,280)	310,626	56,161	(162,867)	(546,360)

Total liabilities and stockholders’ equity (deficit)	$108,389	$463,599	$146,666	$(580,580)	$138,074

	December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$866	$5,627	$4,734	$—	$11,227
Accounts receivable	—	29,333	60,541	(66,746)	23,128
Inventories	—	6,047	11,326	—	17,373
Other current assets	—	1,169	3,854	—	5,023
Net property, plant and equipment	—	25,609	19,896	—	45,505
Assets held for sale, net of impairment	—	—	—	—	—
Investment in and advances to subsidiaries	101,347	358,574	2,443	(462,364)	—
Deferred finance costs, net	7,168	—	—	—	7,168
Deferred income taxes	—	—	—	—	—
Other non-current assets	—	2,969	180	—	3,149

Total assets	$109,381	$429,328	$102,974	$(529,110)	$112,573

Accounts payable	$—	$32,642	$45,376	$(66,746)	$11,272
Accrued restructuring costs	—	1,490	—	—	1,490
Advances from parent	217,164	90,385	350	(307,899)	—
Other current liabilities	4,875	15,761	5,244	—	25,880
Deferred income taxes	—	—	968	—	968
Noncurrent liabilities	—	9,043	3,714	—	12,757
Notes payable	288,180	—	—	—	288,180
Preferred stock	284,401	—	—	—	284,401
Stockholders’ equity (deficit)	(685,239)	280,007	47,322	(154,465)	(512,375)

Total liabilities and stockholders’ equity (deficit)	$109,381	$429,328	$102,974	$(529,110)	$112,573

	Twelve Months Ended December 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$167,419	$227,937	$(209,845)	$185,511
Cost of sales	—	97,482	210,991	(207,789)	100,684

Gross margin	—	69,937	16,946	(2,056)	84,827
Selling, research and administrative expenses	—	36,626	9,984	(2,056)	44,554

Impairment of assets held for sale	—	850	—		850

Restructuring activity	—	3,752	1,574	—	5,326

Operating income	—	28,709	5,388	—	34,097
Other income (expense):

Interest income	—	22	254	(219)	57

Interest expense	(34,195)	192	(6)	219	(33,790)

Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) before taxes	(36,451)	28,923	5,636	—	(1,892)

Income taxes	—	1,220	1,653	—	2,873

Net income (loss)	$(36,451)	$27,703	$3,983	$—	$(4,765)

	Twelve Months Ended December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$140,399	$165,808	$(152,165)	$154,042
Cost of sales	—	84,311	142,411	(151,128)	75,594

Gross margin	—	56,088	23,397	(1,037)	78,448
Selling, research and administrative expenses	—	33,607	6,905	(555)	39,957
Restructuring activity	—	1,617	(85)	—	1,532

Operating income	—	20,864	16,577	(482)	36,959
Other income (expense):
Interest income	—	134	46	(69)	111
Interest expense	(35,131)	(56)	(117)	569	(34,735)
Loss on extinguishment of debt	(1,100)	—	—	—	(1,100)
Dividend income	—	46,290	—	(46,290)	—

Income (loss) from continuing operations before income taxes	(36,231)	67,232	16,506	(46,272)	1,235
Income taxes	—	(1,500)	1,991	—	491

Income (loss) from continuing operations after income taxes	(36,231)	68,732	14,515	(46,272)	744
Income (loss) from discontinued operations after income taxes	—	27,743	559	(376)	27,926

Net income (loss)	$(36,231)	$96,475	$15,074	$(46,648)	$28,670

	Year Ended December 31, 2002
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net sales	$—	$120,352	$161,911	$(118,144)	$164,119
Cost of sales	—	75,847	129,723	(117,600)	87,970

Gross margin	—	44,505	32,188	(544)	76,149
Selling, research and administrative expenses	—	31,739	11,704	(727)	42,716
Loss on sale of business	—	—	16,736	—	16,736
Restructuring activity	—	1,139	925	48	2,112

Operating income	—	11,627	2,823	135	14,585
Other income (expense):
Interest income	—	2,305	431	(2,607)	129
Interest expense	(34,106)	(1,382)	(1,009)	2,606	(33,891)
Dividend income	3,380	12,280	—	(15,660)	—

Income (loss) from continuing operations before taxes	(30,726)	24,830	2,245	(15,526)	(19,177)
Income taxes	—	6,858	4,886	—	11,744

Income (loss) from continuing operations after income tax	(30,726)	17,972	(2,641)	(15,526)	(30,921)
Income (loss) from discontinued operations	—	4,205	2,413	(73)	6,545

Net income (loss)	$(30,726)	$22,177	$(228)	$(15,599)	$(24,376)

	Twelve Months Ended December 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,162)	$38,163	$858	$—	$6,859

Proceeds from sale of business(1)	—	2,000	—	—	2,000

Equity contributions into subsidiaries	—	(3,902)	—	3,902	—

Purchases of property , plant and equipment, net	—	(13,494)	(5,649)	—	(19,143)

Net cash provided by (used in) investing activities	—	(15,396)	(5,649)	3,902	(17,143)

Debt payments - long term	(37,668)	—	—	—	(37,668)

Debt proceeds - long term	48,000	—	—	—	48,000

Debt proceeds - short term	9,000	—	—	—	9,000

Costs associated with debt	(2,107)	—	—	—	(2,107)

Premium on early retirement of debt	(1,080)	—	—	—	(1,080)

Common stock transactions	(150)	—	—	—	(150)

Intercompany loans	15,926	(18,341)	2,415	—	—

Equity contributions into subsidiaries	—	—	3,902	(3,902)	—

Net cash provided by (used in) financing activities	31,921	(18,341)	6,317	(3,902)	15,995

Effect of exchange rate changes on cash	—	—	32		32

Net change in cash and cash equivalents	(241)	4,426	1,558	—	5,743

Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$625	$10,053	$6,292	$—	$16,970

(1)  Escrow payment from sale of Synchro - Start business.

	Twelve Months Ended December 31, 2003
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(34,418)	$45,705	$20,933	$(25,080)	$7,140
Net cash provided by discontinued activities	—	1,625	2,346	—	3,971

Net cash provided by (used in) operating activities	(34,418)	47,330	23,279	(25,080)	11,111
Proceeds from sales of businesses and property	—	45,245	—	—	45,245
Equity contributions into subsidiaries	—	(6,450)	—	6,450	—
Purchases of property, plant and equipment, net	—	(12,521)	(2,255)	—	(14,776)

Net cash provided by (used in) investing activities	—	26,274	(2,255)	6,450	30,469
Debt payments — long term	(87,102)	—	—	—	(87,102)
Debt proceeds — long term	35,000	—	—	—	35,000
Common stock transactions	(350)	—	—	—	(350)
Intercompany loans	79,871	(75,555)	(4,316)	—	—
Costs associated with debt	(1,749)	—	—	—	(1,749)
Intercompany dividends	—	—	(25,080)	25,080	—
Equity contributions into subsidiaries	—	—	6,450	(6,450)	—

Net cash provided by (used in) financing activities	25,670	(75,555)	(22,946)	18,630	(54,201)
Effect of exchange rate changes on cash	—	—	(31)	—	(31)

Net change in cash and cash equivalents	(8,748)	(1,951)	(1,953)	—	(12,652)
Cash and cash equivalents at beginning of period	9,614	7,578	6,687	—	23,879

Cash and cash equivalents at end of period	$866	$5,627	$4,734	$—	$11,227

	Year Ended December 31, 2002
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash provided by (used in) continuing operating activities	$(30,495)	$56,719	$8,788	$(12,280)	$22,732
Net cash provided by (used in) discontinued operating activities	—	8,026	(1,079)	—	6,947

Net cash provided by (used in) operating activities	(30,495)	64,745	7,709	(12,280)	29,679
Proceeds from sales of property	—	—	3,560	—	3,560
Equity contributions into subsidiaries	—	(2,690)	—	2,690	—
Purchases of property, plant and equipment, net	—	(4,345)	(4,082)	—	(8,427)

Net cash provided by (used in) investing activities	—	(7,035)	(522)	2,690	(4,867)
Debt payments — long term	(10,541)	—	—	—	(10,541)
Debt proceeds — long term	10,000	—	55	—	10,055
Debt proceeds (payments) — short term, net	(2,000)	—	4	—	(1,996)
Common stock transactions	(400)	—	—	—	(400)
Intercompany loans	43,726	(44,721)	995	—	—
Costs associated with debt	(681)	—	—	—	(681)
Intercompany dividends	—	(5,651)	(6,629)	12,280	—
Equity contributions into subsidiaries	—	—	2,690	(2,690)	—

Net cash provided by (used in) financing activities	40,104	(50,372)	(2,885)	9,590	(3,563)
Effect of exchange rate changes on cash	—	—	600	—	600

Net change in cash and cash equivalents	9,609	7,338	4,902	—	21,849

Cash and cash equivalents at beginning of period	5	240	1,785	—	2,030

Cash and cash equivalents at end of period	$9,614	$7,578	$6,687	$—	$23,879

7. Operating Leases

     The Company leases various manufacturing facilities and office space. Future minimum payments under operating leases with initial terms of one year or more are as follows:

2005	$1,976
2006	1,623
2007	1,414
2008	1,344
2009	1,299
Thereafter	6,591

$14,247

     Rent expense was $1,862, $866 and $1,179 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

     The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003 as well as a statement of the funded status and balance sheet reporting for these plans as of December 31, 2004 and 2003:

	U.S. Plan		Foreign Plans
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$65,310	$65,223	$13,142	$11,870
Service cost	1,307	1,618	264	197
Interest cost	3,891	3,830	680	615
Plan participants contributions	—	—	45	42
Curtailment (1)	(1,022)	(3,641)	—	—
Actuarial loss (gain)	3,282	1,398	830	825
Foreign currency exchange rate change	—	—	163	30
Benefits paid	(3,219)	(3,118)	(323)	(437)

Benefit obligation at end of year	$69,549	$65,310	$14,801	$13,142

Change in plan assets:
Fair value of plan assets at beginning of year	$49,757	$44,160	$9,184	$7,774
Adjustment to fair asset value disclosed	—	—	—	10
Actual return on plan assets	5,897	8,715	849	1,427
Employer contributions	366	—	348	351
Plan participants contributions	—	—	45	42
Foreign currency exchange rate change	—	—	75	17
Benefits paid	(3,219)	(3,118)	(323)	(437)

Fair value of plan assets at end of year	$52,801	$49,757	$10,178	$9,184

Funded status
Funded status	(16,748)	(15,553)	$(4,623)	$(3,958)
Unrecognized actuarial (gain) loss	7,269	6,542	6,297	5,958
Unrecognized transition asset	—	—	87	92
Unrecognized prior service cost	156	275	—	—

Accrued pension cost before additional minimum liability	(9,323)	(8,736)	1,761	2,092
Additional minimum liability	(1,813)	(950)	(5,573)	(5,806)

Accrued pension cost after additional minimum liability	$(11,136)	$(9,686)	$(3,812)	$(3,714)

Amounts recognized in the balance sheets:
Accrued benefit cost(2)	$(11,136)	$(9,686)	$(3,812)	$(3,714)
Intangible assets	156	275	87	—
Accumulated other comprehensive income	1,657	675	5,486	5,806

Net amount recognized	$(9,323)	$(8,736)	$1,761	$2,092

(1)	Curtailment relates to the Elgin, Illinois restructure in 2004 and the sale of the Synchro-Start business in 2003.

(2)	Includes current liabilities in 2004 and 2003, respectively, of $1,600 and $1,360 recorded in accrued compensation and employee benefits.

     The funded status of the Company’s defined benefit pension plans at December 31, 2004, reflects the effects of negative returns experienced in the global capital markets over the past several years and a decline in the discount rate used to estimate the pension liability. As a result, the accumulated benefit obligation of certain U.S. and foreign plans exceeded the fair value of plan assets. As a result, the Company recorded a minimum pension liability of approximately $7.1 million in the Consolidated Balance Sheet at December 31, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2004 and 2003 was:

	U.S. Plan		Foreign Plans
	2004	2003	2004	2003

Projected benefit obligation	$69,549	$65,310	$14,801	$13,142
Accumulated benefit obligation	63,937	59,443	13,990	12,899
Fair value of plan assets	52,801	49,757	10,178	9,184

     The following table provides the components of net periodic benefit costs for the plans for the years ended December 31, 2004, 2003 and 2002:

	U.S. Plan			Foreign Plans
	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$1,307	$1,618	$1,738	$309	$239	$224
Interest cost	3,891	3,830	4,052	680	615	579
Expected return on plan assets	(4,365)	(4,431)	(4,729)	(609)	(582)	(726)
Amortization of prior service cost	74	92	111	—	—	—
Amortization of transitional asset	—	—	—	10	10	3
Recognized actuarial (gain) or loss	—	—	(312)	289	326	121
Expected contributions from employees	—	—	—	(45)	(42)	(36)

Net periodic benefit cost	$907	$1,109	$860	$634	$566	$(165)

Curtailment cost	45	138	—	—	—	—

Total expense	$952	$1,247	$860	$634	$566	$(165)

     The following table presents the assumptions used in determining benefit obligations as of December 31, 2004, 2003 and 2002 and the net periodic costs amounts for the years ended December 31, 2004, 2003 and 2002:

	U.S Plan			Foreign Plans
	2004	2003	2002	2004	2003	2002

Weighted-average assumption for
benefit obligations at year end:
Discount rate	5.70%	6.00%	6.60%	5.08%	5.27%	5.32%
Rate of compensation increase	4.90%	4.90%	4.90%	4.22%	4.17%	3.72%

Weighted-average assumption for net
periodic cost for the year:
Discount rate	6.00%	6.60%	7.25%	5.25%	5.32%	5.89%
Expected return on plan assets	8.00%	8.00%	8.00%	6.59%	7.51%	7.55%
Rate of compensation increase	4.90%	4.90%	5.20%	4.17%	3.72%	4.00%

     The following table reflects the U.S. pension plan’s actual asset allocation as of December 31, 2004 and 2003, and target allocation as of December 31, 2004:

		Actual	Actual
Asset category	Target	2004	2003
Equity securities	70%	73%	72%
Debt securities	30%	27%	28%
Total	100%	100%	100%

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

     The expected cash flows for the Company’s pension plans follow.

Pension
Benefits
Company contribution expected to be made in 2005	$2,028
Expected benefit payments:
2005	3,707
2006	3,768
2007	3,951
2008	4,160
2009	4,279
2010 - 2014	26,102

     The Company has a defined-contribution plan covering substantially all of its U.S. employees. The plan has funding provisions which, in certain situations, require Company contributions based upon a formula relating to employee gross wages, participant contributions, or hours worked. The plan also allows for additional discretionary Company contributions based upon profitability. The contributions made by the Company to the plan for 2004, 2003 and 2002 were $528, $470 and $482, respectively.

9. Stock Options

     The Company implemented the 2001 Stock Option Plan (2001 Plan) during 2001, and authorized 375,000 options. Eligibility for the 2001 Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only from and after an initial public offering (IPO) at a price per share equal to eighty percent of the price per share which the underwriters pay for the stock in connection with an initial public offering. Options are exercisable for fifty percent (50%) of the shares on the second anniversary of the grant, and for one hundred percent (100%) of the shares after the third anniversary of the grant. Options expire ten years from the date of the grant. The Company will record a charge for the difference between the exercise price and the IPO price of these options upon the completion of the IPO. The exercise price is based on an IPO transaction and is not determinable, therefore no expense has been recorded.

     Stock option activity for the three years ended December 31, was as follows:

	2004	2003	2002
Outstanding on January 1	263,058	337,689	316,733
Granted	42,644	13,000	46,306
Cancelled	(70,279)	(87,631)	(25,350)
Exercised	—	—	—

Outstanding on December 31	235,423	263,058	337,689

Exercisable on December 31	—	—	—

     The Company implemented the 2004 Stock Option Plan (2004 Plan) during 2004, and authorized 28,334 options. Eligibility for the 2004 Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only on the date prior to the date of an IPO or the sale of a material portion of capital stock or consolidated assets of the Company. Options are exercisable at a price of $1.00 per share. Options expire ten years from the date of the grant. The options that had been granted and were outstanding were 28,334 as of December 31, 2004. The Company will record a charge for the difference between the exercise price and an IPO price of these options upon the completion of an IPO.

     The weighted average remaining contractual life of options outstanding as of December 31, 2004 is 7.2 years and 9.9 years for options outstanding under the 2001 and 2004 stock option plans, respectively.

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

     The Company uses the following financial information presented below to assess performance and make resource allocation decisions:

		Ruf
	Microacoustics	Electronics	Total
2004
Revenues from external customers	$185,511	$—	$185,511
Operating income	34,097	—	34,097	(1)
2003
Revenues from external customers	$154,042	$—	$154,042
Operating income	36,959	—	36,959	(1)
2002
Revenues from external customers	$149,936	$14,183	$164,119
Operating income (loss)	32,631	(1,310)	31,321	(1)

(1)	A reconciliation of segment operating income (loss) and assets to the Company’s consolidated totals follows below.

     The total assets of the microacoustics operating segment as of December 31, 2004, 2003 and 2002 were $138,074, $112,573 and $117,349, respectively. Depreciation expense associated with these assets was $8,300 $7,443 and $8,236 for the years ended December 31, 2004, 2003, and 2002, respectively. Total capital expenditures for the microacoustic operating segment were $19,143, $14,776 and $6,734 for the years ended December 31, 2004, 2003, and 2002, respectively.

     The assets of the Ruf Electronics were sold in November 2002

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

     The following is a reconciliation of segment operating income and assets to the Company’s consolidated totals:

		Year Ended
		December
		31,
	2004	2003	2002
Profit or Loss
Total operating income for reportable segments	$34,097	$36,959	$31,321
Loss on sale of business	—	—	(16,736)

Total consolidated operating income	34,097	36,959	14,585
Other expense	(35,989)	(35,724)	(33,762)

Income (loss) before income taxes	$(1,892)	$1,235	$(19,177)

Assets
Microacoustic	$138,074	$112,573

Geographic Information
Revenues (based on invoicing location):
United States	$110,366	$88,022	$81,551
Germany	—	—	14,183
United Kingdom	54,389	50,293	52,661
Other geographic areas	20,756	15,727	15,724

	$185,511	$154,042	$164,119

Long Lived Assets
United States	$20,857	$28,578
Malaysia	13,879	11,489
China	21,056	6,591
Taiwan	1,502	1,528
Other geographic areas	444	468

	$57,748	$48,654

Major Customers

     The Company is dependent on sales of products to a small number of large customers. The Company’s top ten customers accounted for approximately 72%, 80% and 81%, of consolidated sales in 2004, 2003, and 2002 respectively. Revenues from one customer accounted for approximately 20%, 24% and 20% of consolidated revenues in those same years respectively. Two other customers had sales of approximately 14% and 13% of consolidated revenues in 2004 and 14% and 10% in 2003 respectively.

11. Restructuring Expenses

November 2003 Elgin, Illinois Restructure

     The Company announced the closure of its Elgin, Illinois facility in November of 2003, which it completed in September of 2004. Operations will be shifted to facilities in China, Malaysia and Itasca, Illinois, with 76 positions at the Elgin facility being eliminated. The Company recorded employee severance and outplacement expenses of $1,479 in accordance with SFAS No. 112 “Employer’s Accounting for Post Retirement Benefits”. The $5.0 million facility consolidation costs represent charges to move equipment from Elgin to China and Malaysia. Other costs included training and relocation of employees. In the second quarter of 2004, the Company recorded a $850 charge to reduce the carrying value of the Elgin facility to $3.4 million, its estimated fair value less cost to sell.

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2003	$—	$1,490
Facility consolidation costs	4,982	4,982
Facility consolidation payments	—	(4,982)
Employee severance and outplacement payments	—	(429)
Employee severance and outplacement	344	344

Balance December 30, 2004	$5,326	$1,405

12. Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications. In connection with sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $250, is fully liable for claims totaling between $250 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale include $2.5 million in escrow for potential indemnification obligations, of which the Company received $2.0 million in September, 2004. The Company considers it unlikely that a claim would be made of such magnitude that it would have a material impact on the Company’s financial position.

     Retention Incentive Plan. In 2003 the Company established the Retention Incentive Plan to provide key management employees with an incentive to remain in the employ of the Company. The Plan provides for a Retention Bonus Pool of $4.0 million to be paid on the earlier of an initial public offering, sale of the Company or August 31, 2008. In 2004 the Company established the Asia Retention Incentive Plan to provide key management employees with an incentive to remain in the employ of the Company which provides for a Retention Bonus Pool of $400 to be paid on the earlier of an initial public offering, sale of the Company or August 31, 2008.

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

     Changes in the Company’s accrual for warranty during the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Beginning balance	$2,282	$4,438
Settlements made during the period	(1,697)	(1,321)
Provision for warranty liability on sales	385	1,601
Adjustments in estimates for pre-existing warranties	(406)	(2,436)

Ending balance	$564	$2,282

     Adjustments in pre-existing warranties in 2004 and 2003 were due to substantial improvements in the warranty experience of the Company after 2001. In addition, the Company has agreed with certain customers to eliminate the warranty program, which contributed significantly to the lower warranty provision.

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

14. Subsequent Events

     The Company borrowed $9.0 million under the Xerion Credit Agreement in January, 2005.

     The Company obtained an Eighth Amendment and Waiver dated as of March 10, 2005, to the Credit Agreement dated as of June 28, 1999. The Eighth Amendment, among other things, permits the Company to incur an additional $10 million of unsecured indebtedness and increases for each period beginning December 31, 2004 through maturity of the loans, the maximum allowable leverage ratio applicable to the Company under the Credit Agreement’s leverage ratio covenant.

     Pursuant to the terms of the Xerion Credit Agreement dated as of December 20, 2004, that Credit Agreement is deemed to be amended by the Amendment No. 8 to the same extent.

     The Company obtained Amendment One to the Xerion Credit Agreement March 29, 2005 which increased the credit facility by $10 million. The Company borrowed $10 million under the Xerion Credit Agreement in March 2005. See Exhibit 10.33 filed with this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

     Pursuant to Knowles’ by-laws, each of its directors is designated as a “Class A director” or a “Class B director.” Each Class A director is entitled to four votes and each Class B director is entitled to one vote. Knowles currently has five directors, three of whom are with Doughty Hanson (Christopher Wallis, John Leahy and Harry Green). Set forth below is certain information with respect to our directors and officers.

Name	Age	Position
Christopher Wallis	46	Class A Director and Chairman

John Leahy	39	Class A Director

Harry Green	36	Class A Director

James E. Knowles	74	Class B Director

John J. Zei	60	President and Chief Executive Officer, Class B Director

James H. Moyle	52	Executive Vice President and Chief Financial Officer

Louis T. Morabito	60	Vice President of Operations

Jeffrey S. Niew	38	Vice President and General Manager of Knowles Acoustics

Dennis R. Kirchhoefer	55	Vice President Research & Development

Stephen D. Petersen	46	Vice President Finance and Secretary

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

     John Leahy joined Doughty Hanson & Co. Limited in 2002 and is a Principal in the London office. Prior to joining Doughty Hanson he worked for Quaker Oats, Arthur Andersen and PricewaterhouseCoopers. Mr. Leahy is also a Director of RHM Limited and Impress Group B.V, both of which are Doughty Hanson & Co. fund portfolio companies. Mr. Leahy is a qualified CPA and holds an MBA from Edinburgh University.

     Harry Green is head of the New York office of Doughty Hanson & Co. Mr. Green joined Doughty Hanson & Co in 1999 as a principal. Prior to joining Doughty Hanson he worked at Donaldson, Lufkin & Jenrette Securities Corporation, where he concentrated in bridge financing and financial sponsor coverage. Mr. Green is also a director of North American Membership Group Holdings Inc. and Tumi Inc., both of which are Doughty Hanson & Co fund portfolio companies. Mr. Green graduated from the University of Witwatersrand in Johannesburg, South Africa with a Bachelor of Commerce as well as a postgraduate honors degree in Financial Accounting. He received his M.B.A. from the University of Pennsylvania’s Wharton School.

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

     Dennis R. Kirchhoefer joined Knowles in December of 1992 as Engineering Manager, was promoted to Director of Research & Development in March of 2000 and Vice President of Research & Development in May of 2003. He was with Electro-Voice (EV) Inc. from 1984 to 1992 and served as Chief Acoustic Engineer. Prior to Electro-Voice he was with Shure Brothers Inc., now known as Shure. Mr. Kirchhoefer is a graduate of DeVry and Southwestern Illinois University.

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

  Code of Ethics

     The Company has adopted a code of ethics that applies to officers (including its chief executive officer, chief financial officer, chief accounting officer, senior executive officers and persons performing similar functions) and employees. The Company has filed a copy of the code of ethics as Exhibit 14.1 to the 2003 Form 10-K and copies are available upon request.

Item 11. Executive Compensation

   Summary Compensation Table

     The following table provides information concerning the compensation we paid to our senior officers for 2004, 2003 and 2002:

						Long-Term
						Compensation
		Annual Compensation				Securities
				Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation		Options (3)	Compensation (1)
John J. Zei	2004	$460,174	$521,991	$—		3,333	$9,342
President and Chief	2003	440,884	686,973	—		—	8,325
Executive Officer	2002	430,533	300,000	—		—	282,480

James H. Moyle	2004	282,181	287,351	—		3,333	7,097
Executive Vice President	2003	275,522	468,516	—		—	366,480
& Chief Financial Officer	2002	127,413	—	—		—	23,598

Louis T. Morabito	2004	178,885	54,166	—		1,667	4,980
Vice President of	2003	171,840	199,959	11,073	(2)	—	7,477
Operations	2002	161,720	—	—		—	6,904

Jeffrey S. Niew	2004	186,121	189,060	—		—	5,651
Vice President & General	2003	178,391	171,128	—		—	3,886
Manager Knowles Acoustics	2002	146,247	—	—		—	3,912

Dennis R. Kirchhoefer	2004	176,559	106,785	—		5,000	5,466
Vice President R&D	2003	161,357	103,373	—		—	5,577
	2002	143,603	50,000	—		—	4,159

(1)	The following chart is a breakdown of the payments made to the executive officers under the heading “All Other Compensation”. The Company also made contributions to the Knowles Electronics, LLC. Employee Retirement Savings 401(k) Plan on behalf of the executive officers and paid life insurance premiums on behalf of the executive officers in the amounts set forth in the chart.

(2)	Short-term disability compensation.

(3)	Amounts shown in this column represent stock options awarded under the 2004 Stock Option Plan. On November 15, 2004 Messrs. Zei, Moyle, Morabito and Kirchhoefer were awarded options of 3,333, 3,333, 1,667 and 5,000 shares respectively.

			Knowles	Life	Relocation/
		Special	401(k) Plan	Insurance	Moving
Executive	Year	Bonus	Contributions	Premiums	Expenses
John J. Zei	2004	$—	$5,863	$3,479	$—
President and Chief	2003	—	6,000	2,325	—
Executive Officer	2002	275,000	5,500	1,980	—

James H. Moyle	2004	—	5,855	1,242	—
Executive Vice President	2003	—	4,705	1,242	360,533	(1)
& Chief Financial Officer	2002	—	612	518	22,468

Louis T. Morabito	2004	—	1,416	3,564	—
Vice President of	2003	—	5,155	2,322	—
Operations	2002	—	4,582	2,322	—

Jeffrey S. Niew	2004	—	5,592	59	—
Vice President & General	2003	—	3,601	285	—
Manager Knowles Acoustics	2002	—	3,912	—	—

Dennis R. Kirchhoefer	2004	—	3,367	2,099	—
Vice President R&D	2003	—	5,177	400	—
	2002	—	4,159	—	—

(1)	Relocation expenses and gross-up for taxes.

   Retention Incentive Plan – Awards in 2003

     In 2003 the Company established the Retention Incentive Plan to provide key management employees with an incentive to remain in the employ of the Company. The Plan provides for a Retention Bonus Pool of $4.0 million to be allocated to participants based on their Retention Bonus Percentage with the resulting amount being each participants’ Retention Bonus. The Plan is unfunded, with any payments coming from the general assets of the Company. Participation and the Retention Bonus Percentage for each participant are determined by the compensation committee of the board of directors subject to the participant signing the Participation Agreement and Confidentiality/Non-Competition/Non-Solicitation Agreement. The Retention Bonus vests in 20% increments on the yearly anniversary over a five year period starting September 1, 2003. Full 100% vesting will occur at the earlier of a initial public offering, sale of the Company or August 31, 2008. Voluntary termination of employment by the participant for reason other than retirement causes the forfeiture of all vested and non-vested benefits under the Plan.

     Retention bonuses awarded in 2003, with vesting and payment subject to the provisions of the Retention Incentive Plan, include:

John J. Zei	$600,000
James H. Moyle	400,000
Louis T. Morabito	300,000
Jeffrey S. Niew	300,000
Dennis R. Kirchhoefer	300,000

   Long-Term Incentive Plans — Awards In 2003

     The following table presents the Value Enhancement Bonus Percentages awarded in 2003 under the Value Enhancement Bonus Plan which is described below:

	Number of	Performance or
	shares, units or	other period until	Estimated future payouts under non-stock
	other rights	maturation or	price-based plans (in thousands)(1)
Name	(%)	payout	Threshold ($)	Target ($)	Maximum ($)
John J. Zei	20%	—	$2,000	—	—
James H. Moyle	16%	—	1,600	—	—
Louis T. Morabito	10%	—	1,000	—	—
Jeffrey S. Niew	10%	—	1,000	—	—
Dennis R. Kirchhoefer	10%	—	1,000	—	—

(1)	The threshold payout assumes the minimum payment level is achieved, there is no target payout and maximum payout cannot be determined until the liquidity event proceeds, if any, are known.

   Value Enhancement Incentive Plan – Awards in 2003

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
in excess of $275 million up to the sum of $275 million plus the redemption value of the Company's preferred stock and its accrued but unpaid dividends.

     A partial Liquidity Event will result in a prorated calculation of the Bonus Pool. The Bonus Pool will be allocated to participants based on their Value Enhancement Bonus Percentage with the resulting amount being each participants’ Value Enhancement Bonus. The Plan is unfunded, with any payments coming from the general assets of the Company. Participation and the Retention Bonus Percentage for each participant are determined by the compensation committee of the board of directors subject to the participant signing the Participation Agreement and Confidentiality/Non-Competition/Non-Solicitation Agreement.

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

     The U.S. pension plan, which became effective on July 1, 1963, is a non-contributory defined benefit plan covering U.S. employees. As of December 31, 2004, John Zei, James Moyle, Louis Morabito, Jeffery Niew, and Dennis Kirchhoefer have 4, 2, 8, 4 and 12 credited years of service, respectively. Under the plan, a participant who terminates employment with a vested benefit, and either immediately or at a later date attains his or her early or normal retirement age is entitled to receive a monthly pension benefit commencing on his or her normal or deferred retirement date, which may be an early retirement date. Normal retirement is at age 65. However, early retirement may commence any first of the month following attainment of age 55, but benefits are actuarially reduced for early retirement. The Plan was amended effective January 1, 2002 to change the calculation of benefits for employees hired after May 1, 2002 to a cash balance benefit where the employee’s account is credited each year with a percentage of their salary based on their age and years of service. Additionally, any prior year accumulated benefit balance is credited with interest based on the ten year U.S. Treasury Notes. The pension benefit for employees age forty or older would continue to be calculated under the previous method generally based on salary and years of service. Employees under age forty would have their benefit under the previous method frozen as of December 31, 2001 and start accruing a benefit under the cash balance formula starting January 1, 2002. The retirement benefit for the executives listed would be calculated using the previous calculation, with the exception of Mr. Niew whose benefit under the previous calculation was frozen and is accruing a benefit under the cash balance formula. The previous retirement benefit payable under the plan is equal to 2% of a participant’s average monthly covered compensation during the five consecutive years during which such participant received his or her highest earnings within the ten year period ending on the date of termination, multiplied by credited service up to a maximum of twenty-five years, reduced by the participant’s Social Security offset allowance. Under the plan, the Social Security offset allowance is equal to the product of 0.65% multiplied by (i) the participant’s years of credited service up to a maximum of twenty-five years and (ii) the lessor of: (A) the participant’s average monthly earnings over the three years prior to termination or (B) 1/12th of the average of the Social Security taxable wage base for the 35 year period ending with the last day of the calendar year in which the participant attains Social Security retirement age.

  Employment Agreements

     Effective January 3, 2000, John Zei became the President and Chief Operating Officer of Knowles, eligible to participate in certain bonus plans generally available for senior management employees. Mr. Zei was appointed Chief Executive Officer of Knowles on April 1, 2000.

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

     In July of 2002, James H. Moyle joined the Company as Vice President and Chief Financial Officer with eligibility to participate in certain bonus plans generally available for senior management employees. The Company agreed to reimburse Mr. Moyle for certain relocation expenses and in connection with his relocation provided a bridge loan of $900,000 which was repaid within one week. Mr. Moyle is also eligible to receive common stock of the Company of $200,000 and $150,000 as part of his incentive for 2002 and 2003, respectively.

  Executive Stock Purchase Agreement

     In connection with the purchase of Class A Common Stock by members of management, each executive purchasing stock entered into an Executive Stock Purchase Agreement with Knowles and Key Acquisition, LLC. Among other things, the Executive Stock Purchase Agreements (i.) define Vested Stock, the Executive’s Put Option, and the Company’s Call Option, (ii.) provides for restrictions on the executive from competing with Knowles or soliciting its employees and (iii.) provides for severance benefits to the executive under certain circumstances. Mr. Zei and Mr. Moyle would receive severance payments equal to twenty four months of salary and medical coverage for the same time period. Other executives would receive similar severance benefits for various time periods not exceeding twenty four months.

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

	Amount
	Beneficially	Percent
Name and Address of Beneficial Owner(1)	Owned(2)	of Class
Key Acquisition, L.L.C c/o Doughty Hanson & Co. Limited Times Place, 45 Pall Mall, London SW1Y 5JG, England	800,000	84.0%

Doughty Hanson & Co. Limited(3) Times Place, 45 Pall Mall, London SW1Y 5JG, England	800,000	84.0%

(1)	After the Recapitalization, various members of the Knowles family and trusts for the benefit of members of the Knowles family hold in the aggregate 100,000 shares of common stock, or 10.5% of currently outstanding shares of common stock. Such stockholders have the right to elect one of our directors pursuant to a stockholders’ agreement with Key Acquisition, L.L.C. We have no reason to believe that various members of the Knowles family and trusts for the benefit of members of the Knowles family constitute a group, as that term is in Section 13(d)(3) of the Exchange Act.

(2)	Class A Common Stock.

(3)	Consists only of shares of Knowles owned by Key Acquisition, L.L.C., the majority of whose membership interests are held by limited partnerships for which Doughty Hanson acts as general partner.

SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

		Amount
		Beneficially	Percent
Name of Beneficial Owner	Title of Class	Owned	of Class
James E. Knowles	Class A Common	9,947	1.0
	Series A Preferred	2,045	0.2
Christopher Wallis	—	—	—
John Leahy	—	—	—
Harry Green	—	—	—
John J. Zei	Class A Common	16,667	1.7
James H. Moyle	—	—	—
Louis T. Morabito	Class A Common	5,000	0.5
Jeffery S. Niew	Class A Common	833	0.0
Dennis R. Kirchhoefer	Class A Common	1,667	0.2
Stephen D. Petersen	Class A Common	3,333	0.3
Combined holdings of directors and executive officers as a group	Class A Common	62,447	6.6
	Series A Preferred	2,045	0.2

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

     The Company implemented the 2004 Stock Option Plan (2004 Plan) during 2004, and authorized 28,334 options. Eligibility for the 2004 Plan is recommended by the Chief Executive Officer and approved by the Board of Directors. Options are for shares of Class A Common Stock and are exercisable only on the date prior to the date of an IPO or the sale of a material portion of capital stock or consolidated assets of the Company. Options are exercisable at a price of $1.00 per share. Options expire ten years from the date of the grant. The options that had been granted and were outstanding were 28,334 as of December 31, 2004. The Company will record a charge for the difference between the exercise price and the IPO price of these options upon the completion of the IPO.

     The following table provides information as of December 31, 2004 regarding the Company’s common stock that may be issued under equity compensation plans currently maintained by the Company:

	Number of securities		Number of
	to be issued upon		securities remaining
	exercise of	Weighted average	available for future
	outstanding options	exercise price	issuance
Equity compensation plans not approved by securities holders	263,757	(a)	139,577

(a)	The weighted average exercise price of options awarded under the 2001 Stock Option Plan is based on an IPO transaction and is not determinable. The exercise price of options awarded under the 2004 Stock Option Plan is $1.00.

Item 13. Certain Relationships and Related Transactions

  Stockholders’ and Registration Rights Agreements

     In connection with the Recapitalization, Knowles and the holders of its common stock, including Key Acquisition and certain members of management, entered into a stockholders’ agreement dated as of June 30, 1999 (the “Stockholders’ Agreement”) and a registration rights agreement dated as of June 30, 1999 (the “Registration Rights Agreement”). Among other things, the Stockholders’ Agreement and Registration Rights Agreement (i) impose certain restrictions on the transfer of shares of common stock by such holders and (ii) give such holders registration rights under certain circumstances. We will bear the costs of preparing and filing any such registration statement and will indemnify and hold harmless, to the extent customary and reasonable, holders selling shares covered by such a registration statement. Directors and executives of the company to date have purchased 62,447 shares of common stock which are subject to the Stockholders’ Agreement and Registration Rights Agreement.

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

Item 14. Principal Accounting Fees and Services

  Independent Auditor Fee Information

     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories (in thousands) are:

	2004	2003	2002
Audit fees	$616	$437	$601

Audit-related fees	38	307	198

Tax fees	436	361	299

All other fees	—	—	—

	$1,090	$1,105	$1,098

     Fees for audit services include fees associated with the annual audit, the review of the Company’s quarterly reports on Form 10-Q, and statutory audits required internationally. Audit-related fees principally included accounting consultation related to divestitures. Tax fees included tax compliance, tax advice and tax planning, including expatriate tax services.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page
a)	1.	Financial Statements —
		Consolidated balance sheets — December 31, 2004 and 2003	38
		Consolidated statements of operations for each of the three years in the period ended December 31, 2004	39
		Consolidated statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2004	40
		Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004	41
		Notes to consolidated financial statements	42
	2.	Schedules
		The following consolidated financial schedule of Knowles Electronics Holdings, Inc. is included in response to Item 15(a.) II — Valuation and Qualifying Accounts	77
		All other schedules under Regulation S-X for Knowles Electronics Holdings, Inc. have been omitted because they are either non-applicable, not required or because the information required is included in the financial statements or notes thereto
		Signatures	78
	3.	Index to Exhibits	79
b)	Reports on Form 8-K

     1. On December 22, 2004 the Company filed a Form 8-K announcing that it had entered into a new unsecured credit agreement providing for borrowings up to $10 million. A copy of the credit agreement was filed with the Form 8-K.

     2. On March 17, 2005 the Company file a Form 8-K announcing that it obtained an Amendment No. 8 and Waiver dated as of March 10, 2005 to its Credit Agreement dated June 28, 1999. The Amendment, among other things, permits Knowles to incur an additional $10 million of unsecured indebtedness and increases for each period beginning December 31, 2004 through maturity of the loans, the maximum allowable leverage ratio applicable to Knowles under the Credit Agreement’s leverage ratio covenant. Pursuant to the terms of the Credit Agreement dated as of December 20, 2004 (the “Xerion Credit Agreement”), the Xerion Credit Agreement is deemed to be amended by the Amendment No. 8 to the same extent.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

KNOWLES ELECTRONICS HOLDINGS, INC.

		Additions
	Balance	Charge					Balance
	at	to	Charge to				at
	beginning	costs and	other				end of
	of period	expenses	accounts		Deductions		period
Year ended December 31, 2004
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	$527	$101	$1	(1)	$177	(2)	$452

Allowance for inventory valuation	4,148	2,568	9	(1)	1,414	(3)	5,311

Year ended December 31, 2003
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	350	247	(6)	(4)	64	(2)	527

Allowance for inventory valuation	5,114	1,416	(9)	(4)	2,373	(3)	4,148

Year ended December 31, 2002
Reserves and allowances deducted from asset accounts:

Allowance for doubtful accounts	647	(180)	(1)	(4)	116	(2)	350

Allowance for inventory valuation	7,817	2,391	133	(1)	5,227	(3)	5,114

(1)	Foreign currency translation loss.

(2)	Uncollectible accounts written off.

(3)	Disposal of obsolete inventory.

(4)	Foreign currency translation gain.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

KNOWLES ELECTRONICS HOLDINGS, INC. (Registrant)
By:	/s/ JOHN J. ZEI
John J. Zei
President and Chief Executive Officer

Dated: March 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOHN J. ZEI John J. Zei	President and Chief Executive Officer Class B Director	March 28, 2005
/s/ JAMES H. MOYLE James H. Moyle	Vice President and Chief Financial Officer	March 28, 2005
/s/ JOHN LEAHY John Leahy	Class A Director	March 28, 2005
/s/ CHRISTOPHER WALLIS Christopher Wallis	Class A Director	March 28, 2005
s/ STEPHEN D. PETERSEN Stephen D. Petersen	Vice President Finance and Secretary	March 28, 2005

EXHIBIT INDEX

2.1	—	Recapitalization Agreement dated as of June 23, 1999, among Key Acquisition, L.L.C., Knowles Electronics Holdings, Inc. and the Stockholders (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-40076)

2.2	—	Contribution Agreement dated August 30, 1999, between Knowles Electronics Holdings, Inc. and Knowles Electronics, LLC (incorporated by reference to Exhibit 2.2 to Registration Statement No. 393-40076)

3.1	—	Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-40076)

3.2	—	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Knowles Electronics, Inc. changing its name to Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-40076)

3.3	—	Certificate of Incorporation of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.3 to Registration Statement No. 333-40076)

3.4	—	Certificate of Incorporation of Emkay Associates, Inc. (incorporated by reference to Exhibit 3.4 to Registration Statement No. 333-40076)

3.5	—	Certificate of Amendment of Certificate of Incorporation of Emkay Associates, Inc. changing its name to Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.5 to Registration Statement No. 333-40076)

3.6	—	Certificate of Incorporation of Knowles Manufacturing Ltd. (incorporated by reference to Exhibit 3.6 to Registration Statement No. 333-40076)

3.7	—	Certificate of Incorporation of Synchro-Start Products, Inc. (incorporated by reference to Exhibit 3.7 to Registration Statement No. 333-40076)

3.8	—	Certificate of Formation of Knowles Electronics, LLC (incorporated by reference to Exhibit 3.8 to Registration Statement No. 333-40076)

3.9	—	Amended and Restated By-laws of Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 3.9 to Registration Statement No. 333-40076)

3.10	—	By-laws of Knowles Intermediate Holding, Inc. (incorporated by reference to Exhibit 3.10 to Registration Statement No. 333-40076)

3.11	—	By-laws of Emkay Innovative Products, Inc. (incorporated by reference to Exhibit 3.11 to Registration Statement No. 333-40076)

3.12	—	By-laws of Knowles Manufacturing Ltd. (incorporated by reference to Exhibit 3.12 to Registration Statement No. 333-40076)

3.13	—	By-laws of Synchro-Start Products, Inc. (incorporated by reference to Exhibit 3.13 to Registration Statement No. 333-40076)

3.14	—	Limited Liability Company Agreement of Knowles Electronics, LLC, and an amendment dated as of March 14, 2000 thereto (incorporated by reference to Exhibit 3.14 to Registration Statement No. 333-40076)

4.1	—	Indenture, dated as of October 1, 1999, among Knowles Electronics Holdings, Inc., the Subsidiary Guarantors and The Bank of New York, as trustee, relating to the 13 1/8% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-40076)

4.2	—	Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the “Initial Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-40076)

4.3	—	Form of 13 1/8% Senior Subordinated Note due 2009 of Knowles Electronics Holdings, Inc. (the “Exchange Note”) (included as Exhibit A to the Indenture filed as Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-40076)

4.4	—	Registration Rights Agreement, dated October 1, 1999, between Knowles Electronics Holdings, Inc., Morgan Stanley & Co. Incorporated and Chase Securities, Inc. (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-40076)

4.5	—	Note Purchase Agreement dated August 28, 2002 between Knowles Electronic Holdings, Inc., the Subsidiary Guarantors and Key Acquisition LLC, (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.1	—	Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager, and an amendment dated December 23, 1999 and an amendment dated April 10, 2000 thereto (incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-40076)

10.2	—	Parent Guarantee Agreement, dated as of June 30, 1999, between Knowles Electronics Holdings, Inc. and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to Registration Statement No. 333-40076)

10.3	—	Subsidiary Guarantee Agreement, dated as of June 30, 1999 among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchrony-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-40076)

10.4	—	Security Agreement, dated as of June 30, 1999, among Knowles Intermediate Holding, Inc., Emkay Innovative Products, Inc., Knowles Manufacturing Ltd., Synchro-Start Products, Inc., Knowles Electronics, LLC, the subsidiary guarantors of Knowles Electronics Holdings, Inc. that are signatories thereto, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-400076)

10.5	—	Pledge Agreement, dated as of June 30, 1999 among Knowles Electronics, Inc., the Subsidiary Pledgors and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-40076)

10.6	—	Amended and Restated Employment Agreement, dated as of June 21, 1993, between Knowles Electronics Holdings, Inc. and Reg G. Garratt (incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-40076)

10.7	—	Employment Agreement between Knowles Electronics Holdings, Inc. and John J. Zei (incorporated by reference to Exhibit 10.7 to Registration Statement No. 333-40076)

10.8	—	Employment Agreement, dated December 29, 1999, between Knowles Electronics Holdings, Inc. and James F. Brace (incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-40076)

10.9	—	Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronic Holdings, Inc., John J. Zei and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-40076)

10.10	—	Executive Stock Purchase Agreement, dated as of April 28, 2000, by and among Knowles Electronics Holdings, Inc., James F. Brace and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.10 to Registration Statement No. 333-40076)

10.11	—	Executive Stock Purchase Agreement, dated as of June 30, 1999, by and among Knowles Electronics Holdings, Inc., Stephen D. Peterson and Key Acquisition, L.L.C. (incorporated by reference to Exhibit 10.11 to Registration Statement No. 333-40076)

10.12	—	Special Severance Commitment, dated as of September 9, 1998, between Knowles Electronics Holdings, Inc. and Bernard J. Smith (incorporated by reference to Exhibit 10.12 to Registration Statement No. 333-40076)

10.13	—	Change-in-Control Severance Pay Plan, dated as of September 21, 1998, established by Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.13 to Registration Statement No. 333-40076)

10.14	—	Management Incentive Plan of Knowles Electronics Holdings, Inc. for Calendar Year 1999 (incorporated by reference to Exhibit 10.14 to Registration Statement No. 333-40076)

10.15	—	Long Term Incentive Plan of Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.15 to Registration Statement No. 333-40076)

10.16	—	Service Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Registration Statement No. 333-40076)

10.17	—	Commission Agreement, dated June 28, 1999, between Doughty Hanson & Co. Managers Limited and Knowles Electronics Holdings, Inc. (incorporated by reference to Exhibit 10.17 to Registration Statement No. 333-40076)

10.18	—	Stockholders Agreement dated as of June 30, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Vendor Group, Morgan Stanley Senior Funding, Inc., Chase Securities, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.18 to Registration Statement No. 333-40076)

10.19	—	Registration Rights Agreement, dated as of June 20, 1999, among Knowles Electronics Holdings, Inc., Key Acquisition, L.L.C., Management, the Existing Holder Group, Morgan Stanley Senior Funding Inc., Chase Securities Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.19 to Registration Statement No. 333-40076)

10.20	—	Amendment No. 3 dated as of December 12, 2001 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999 and April 10, 2000, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2001)

10.21	—	Amendment No. 4 and Waiver dated as of May 10, 2002 to the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, and further amended as of December 23, 1999, April 10, 2000 and December 12, 2001, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2001)

10.22	—	Investor Funding Agreement dated as of May 10, 2002 among Key Acquisition, LLC, a Delaware limited liability company, Knowles Electronics Holdings, Inc., a Delaware limited liability company, and JP Morgan Chase Bank, in its capacity as Administrative Agent for the lenders under the Credit Agreement, dated as of June 28, 1999, as amended and restated as of July 21, 1999, among Knowles Electronics Holdings, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent and Chase Securities Inc., as Lead Arranger and Book Manager. (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2001)

10.23	—	Employment Agreement between Knowles Electronics Holdings, Inc. and James H. Moyle. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.24	—	Limited Waiver and Fifth Amendment dated March 25, 2003 and entered into by and among Knowles Electronics Holdings, Inc. (f/k/a Knowles Electronics, Inc.), the financial institutions listed on the signature pages hereof, JPMorgan Chase Bank as agent for the lenders, and, for the purposes of Section 3.9 and Section 6 thereof, the subsidiaries of the Company party thereto. (incorporated by reference to Exhibit 10.24 on Form 10-K for the year ended December 31, 2003)

10.25	—	Stock Purchase Agreement between and among Woodward Governor Company and Knowles Intermediate Holding, Inc. and Knowles Electronics Holdings, Inc dated May 20, 2003. (incorporated by reference to Exhibit 10.25 to Form 8-K filed June 16, 2003)

10.26	—	Share Deal agreed by and between Knowles Intermediate Holding, Inc. and FM Electronics-Holding GmbH and WEHA Holding GmbH dated July 29, 2003. (incorporated by reference to Form 10-Q for the quarter ended June 30, 2003)

10.27	—	Knowles Electronics Holdings, Inc. Retention Incentive Plan dated December 12, 2003

10.28	—	Knowles Electronics Holdings, Inc. Value Enhancement Incentive Plan dated December 12, 2003

10.29	—	Amendment No. 6 and Waiver dated as of May 28, 2003 to the Credit Agreement dated as of June 28, 1999, as amended and restated as of July 21, 1999, as amended, among Knowles Electronics Holdings, Inc.; the financial institutions party thereto as Lenders; JPMorgan Chase Bank as administrative agent and Morgan Stanley Senior Funding, Inc. as Syndication Agent. (incorporated by reference to Exhibit 10.26 on Form 10-Q for the quarter ended June 30, 2004)

10.30	—	Seventh Amendment to Credit Agreement and Second Amendment to Security Agreement dated as of April 8, 2004 among Knowles Electronics Holdings, Inc., the financial institutions listed on the signature pages hereof, JPMorgan Chase bank as agent for the Lenders, and for purposes of Sections 2,5 and 6 hereof, the Loan Parties listed on the signature pages hereof, with reference to the Credit Agreement dated as of June 28, 1999, as amended and restated July 21, 1999, as amended, among Knowles Electronics Holdings, Inc.; the financial institutions party thereto as Lenders; JPMorgan Chase Bank as administrative agent and Morgan Stanley Senior Funding, Inc. as Syndication Agent. (incorporated by reference to Exhibit 10.27 on Form 10-Q for the quarter ended June 30, 2004)

10.31	—	Credit Agreement dated as of December 20, 2004 among Knowles Electronics Holdings, Inc., as Borrower, Xerion Partners II Master Fund Limited, as Lender, and the other lenders party thereto from time to time. (incorporate by reference to Exhibit 99.1 on Form 8-K filed on December 22, 2004)

10.32	—	2004 Stock Option Plan (incorporated by reference to Exhibit 10.32 on Form 10-K for the year ended December 31, 2004)
10.33	—	Amendment No. 1 to Credit Agreement dated as of March 29, 2005 among Knowles Electronics Holdings, Inc., Xerion Partners II Master Fund Limited and Jefferies & Company, Inc. filed with Form 10-K for the year ended December 31, 2004.

12.1	—	Calculation of Ratio of Earnings to Fixed Charges

21.1	—	List of Subsidiaries

31.1	—	Rule 13a-14 and 15d-14 Certification of the Chief Executive Officer

31.2	—	Rule 13a-14 and 15d-14 Certification of the Chief Financial Officer