Form 10-Q
period 2005-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2005-05-12
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

		Page
PART I — Financial Information
Item 1	Financial Statements Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	2
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	4
	Notes to the Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Qualitative and Quantitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
PART II — Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities - None
Item 4	Submission of Matters to a Vote of Security Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K — None
	Signatures
	Certifications
Certification
Certification

Part I — Financial Information

KNOWLES ELECTRONICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2005	2004

	(In thousands)
Net sales	$48,499	$45,328
Cost of sales	27,857	24,044

Gross margin	20,642	21,284
Research and development expenses	3,090	2,722
Selling and marketing expenses	2,874	2,490
General and administrative expenses	4,750	5,339
Restructuring activity	127	(86)

Operating income	9,801	10,819
Other income (expense):
Interest income	24	16
Interest expense	(8,876)	(8,616)

Income before income taxes	949	2,219
Income taxes	711	942

Net income	$238	$1,277

     See notes to these consolidated financial statements.

Knowles Electronics Holdings, Inc.

Consolidated Balance Sheets
(In thousands except share data)

	March 31,	December 31,
	2005,	2004,

	(unaudited)
Assets
Cash & cash equivalents	$18,690	$16,970
Accounts receivable, net	27,814	22,464
Inventories, net	28,602	29,421
Prepaid expenses and other	5,172	5,053

Total current assets	80,278	73,908
Property, plant and equipment, at cost:
Land	2,688	2,688
Building and improvements	13,195	12,875
Machinery and equipment	70,990	69,827
Furniture and fixtures	25,750	25,408
Construction in progress	3,488	3,397

Subtotal	116,111	114,195
Accumulated depreciation	(62,763)	(60,723)

	53,348	53,472
Net assets held for sale	3,231	3,231
Other assets, net	1,140	1,045
Deferred finance costs, net	6,780	6,418

Total assets	$144,777	$138,074

Liabilities and stockholders’ deficit
Accounts payable	$16,092	$22,893
Accrued compensation and employee benefits	5,656	11,358
Accrued interest payable	10,290	4,945
Accrued warranty and rebates	1,511	1,866
Accrued restructuring costs	639	1,405
Other liabilities	1,896	1,945
Income taxes	3,497	4,120
Deferred income taxes	502	609
Short term debt	5,000	9,000

Total current liabilities	45,083	58,141

Accrued pension liability	13,928	13,639
Other noncurrent liabilities	1,209	1,019
Notes payable	317,869	298,793
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $135,290 March 2005; $127,842 December 2004	320,290	312,842

Stockholders’ equity (deficit):
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 952,500 March 2005; 952,500 December 2004	1	1
Common stock, Class B, $0.001 par value, 52,632 shares authorized; issued and outstanding: none	—	—
Capital in excess of par value	16,337	16,337
Accumulated deficit	(562,820)	(555,610)
Accumulated other comprehensive loss	(7,120)	(7,088)

Total stockholders’ deficit	(553,602)	(546,360)

Total liabilities and stockholders’ deficit	$144,777	$138,074

Knowles Electronics Holdings, Inc.

Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2003	2004
	(in thousands)
Operating Activities
Net income	$238	$1,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,308	1,912
Restructuring costs	(766)	(110)
Amortization of deferred financing fees and debt discount	544	430
Inventory obsolescence provision	245	703
Deferred income taxes	(107)	(200)
Loss on disposal of assets	71	—
Changes in assets and liabilities:
Accounts receivable	(5,350)	(4,801)
Inventories	574	(268)
Other assets	(214)	(761)
Accounts payable	(5,769)	934
Accrued interest payable	5,345	5,594
Accrued compensation and benefits	(5,702)	(2,752)
Other current liabilities	(404)	(446)
Other noncurrent liabilities	479	1,092
Income taxes payable	(623)	(601)

Net cash provided by (used in) operating activities	(9,131)	2,003

Investing Activities
Purchases of property, plant, and equipment, net	(3,287)	(4,164)

Net cash used in investing activities	(3,287)	(4,164)

Financing Activities
Debt payments - short term, net	(4,000)	—
Debt proceeds - long term	19,000	—
Costs associated with debt	(830)	—
Repurchase of common stock	—	(150)

Net cash provided by (used in) financing activities	14,170	(150)

Effect of exchange rate changes on cash	(32)	15

Net change in cash and cash equivalents	1,720	(2,296)
Cash and cash equivalents at beginning of period	16,970	11,227

Cash and cash equivalents at end of period	$18,690	$8,931

     See notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands)

March 31, 2005 and 2004

(unaudited)

1.	Basis of Recapitalization and Presentation

     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transaction and profits are eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended March 31, 2005 do not necessarily indicate the results that may be expected for the full year ending December 31, 2005. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2004.

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

2.	Accumulated Other Comprehensive Income (Loss)

     For the three months ended March 31, 2005 and 2004, total comprehensive income amounted to $206 and $1,293, respectively. The difference between net income and comprehensive income is related to the Company’s foreign currency translation.

3.	New Accounting Standards

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has reviewed the provisions of this standard, and does not expect SFAS No. 151 to have a material impact on the financial statements.

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R supercedes APB No. 25, SFAS No. 123, as amended by SFAS No. 148, and related interpretations. Under SFAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. Under SFAS No. 123R, public companies would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule amending the compliance dates of SFAS No. 123R to allow companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company expects to adopt SFAS No. 123R on January 1, 2006. The Company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company’s Consolidated Financial Statements.

4.	Inventory

     Inventories are as follows:

	March 31,	December 31,
	2005	2004
Raw materials	$16,118	$15,627
Work in process	2,591	3,652
Finished goods	15,373	15,453

	34,082	34,732

Less allowances for :
Obsolescence and net realizable value	(5,480)	(5,311)

	$28,602	$29,421

5.	Notes Payable

     As part of the Recapitalization transaction, the Company entered into a Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended and otherwise modified from time to time, most recently as of March 10, 2005, with certain lenders (“1999 Credit Agreement”).

     The Company obtained an Eighth Amendment and Waiver dated as of March 10, 2005, to the 1999 Credit Agreement. The Eighth Amendment, among other things, permits the Company to incur an additional $10 million of unsecured indebtedness and increases for each period beginning December 31, 2004 through maturity of the loans, the maximum allowable leverage ration applicable to the Company under the 1999 Credit Agreement’s leverage ratio covenant.

     The 1999 Credit Agreement as amended consists of approximately $153 million, which provides for revolving loans of $15 million (“Revolving Credit Facility”) through June 30, 2006 (unless the B Facility is paid in full prior to such date in which case the Revolving Credit Facility will cease to exist and any amounts outstanding thereunder shall become due and payable), a B Facility of $90 million (“B Facility”), which matures on June 29, 2007, and a D Facility of $48 million (“D Facility”), which matures on June 29, 2007.

     The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The borrowings under this facility at March 31, 2005 and December 31, 2004 was $5.0 million at an interest rate of 6.75% and $9.0 million at an interest rate of 6.4375%, respectively.

     The B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The D Facility bears currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. At March 31, 2005, the weighted average interest rate was 7.1875% for the B Facility and 9.5% for the D Facility.

     On December 20, 2004 the Company entered into an unsecured credit agreement (the “Xerion Credit Agreement”) with Xerion Partners II Master Fund Limited and other lenders from time to time a party thereto providing for borrowings up to $10 million to be used for general corporate purposes. The commitment to provide loans terminated January 31, 2005, and the Company borrowed $9.0 million before that date. Pursuant to the terms of the Xerion Credit Agreement, that credit agreement is deemed to be amended by the Eighth Amendment to the 1999 Credit Agreement to the same extent. The Company obtained Amendment One to the Xerion Credit Agreement March 29, 2005 which increased the facility by $10 million. Any borrowings under the Xerion Credit Agreement mature June 29, 2007. Except in certain limited specified cases, the loans bear interest at a one-, two-, three-, or six-month adjusted LIBOR plus 7.75%. At March 31, 2005, there was $19.0 million outstanding under the Xerion Credit Agreement at a weighted average interest rate of 10.92%.

     The balance under the 1999 Credit Agreement B and D Facilities, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), the 10% Senior Subordinated Notes (“10% Notes”) and the Xerion Credit Agreement is as follows:

	March 31,	December 31,
	2005	2004

1999 Credit Agreement:
B Facility	$89,601	$89,601
D Facility	48,000	48,000
13 1/8% Senior Subordinated Notes, net	151,268	151,192
10% Senior Subordinated Notes	10,000	10,000
Xerion Credit Agreement	19,000	—

Total long-term notes payable	$317,869	$298,793

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

     The Company’s 1999 Credit Agreement and Xerion Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of March 31, 2005, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.

     As security for the obligations under the 1999 Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.

     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Knowles Electronics Sales Corp. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of March 31, 2005 and December 31, 2004, summarized income statements for the three months ended March 31, 2005 and 2004, and summarized cash flow information for the three months ended March 31, 2005 and 2004. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the Parent Company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.

     Summarized balance sheet information as of March 31, 2005 and December 31, 2004, summarized income statement for the three months ended March 31, 2005 and 2004, and summarized cash flow information for the three months ended March 31, 2005 and 2004 is as follows:

	March 31, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$5,652	$10,436	$2,602	$—	$18,690

Accounts receivable, net	—	49,987	96,426	(118,599)	27,814

Inventories, net	—	7,218	21,384	—	28,602

Other current assets	—	3,942	1,230	—	5,172

Net property, plant and equipment	—	15,721	37,627	—	53,348

Net assets held for sale	—	3,231	—	—	3,231

Investment in and advances to subsidiaries	101,346	374,660	60	(476,066)	—

Deferred finance costs, net	6,780	—	—	—	6,780

Other non-current assets	—	196	944	—	1,140

Total assets	$113,778	$465,391	$160,273	$(594,665)	$144,777

Accounts payable	$—	$41,892	$92,575	$(118,375)	$16,092

Accrued restructuring costs	—	639	—	—	639

Advances from parent	226,827	86,032	340	(313,199)	—

Other current liabilities	10,289	10,217	2,569	(225)	22,850

Short term debt	5,000	—	—	—	5,000

Deferred income taxes	—	—	502	—	502

Noncurrent liabilities	—	11,230	3,907	—	15,137

Notes payable	317,869	—	—	—	317,869

Preferred stock	320,290	—	—	—	320,290

Stockholders’ equity (deficit)	(766,497)	315,381	60,380	(162,866)	(553,602)

Total liabilities and stockholders’ equity (deficit)	$113,778	$465,391	$160,273	$(594,665)	$144,777

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$625	$10,053	$6,292	$—	$16,970

Accounts receivable, net	—	40,089	80,621	(98,246)	22,464

Inventories, net	—	8,222	21,199	—	29,421

Other current assets	—	3,398	1,655	—	5,053

Net property, plant and equipment	—	17,481	35,991	—	53,472

Net assets held for sale	—	3,231	—	—	3,231

Investment in and advances to subsidiaries	101,346	380,928	60	(482,334)	—

Deferred finance costs, net	6,418	—	—	—	6,418

Other non-current assets	—	197	848	—	1,045

Total assets	$108,389	$463,599	$146,666	$(580,580)	$138,074

Accounts payable	$—	$40,028	$80,886	$(98,021)	$22,893

Accrued restructuring costs	—	1,405	—	—	1,405

Advances from parent	233,090	86,027	350	(319,467)	—

Other current liabilities	4,944	14,669	4,846	(225)	24,234

Short term debt	9,000	—	—	—	9,000

Deferred income taxes	—	—	609	—	609

Noncurrent liabilities	—	10,844	3,814	—	14,658

Notes payable	298,793	—	—	—	298,793

Preferred stock	312,842	—	—	—	312,842

Stockholders’ equity (deficit)	(750,280)	310,626	56,161	(162,867)	(546,360)

Total liabilities and stockholders’ equity (deficit)	$108,389	$463,599	$146,666	$(580,580)	$138,074

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$42,305	$73,600	$(67,406)	$48,499
Cost of sales	—	28,568	66,418	(67,129)	27,857

Gross margin	—	13,737	7,182	(277)	20,642
Selling, research and administrative expenses	—	8,784	2,207	(277)	10,714
Restructuring activity	—	100	27	—	127

Operating income	—	4,853	4,948	—	9,801
Other income (expense):
Interest income	—	11	15	(2)	24
Interest expense	(8,876)	—	(2)	2	(8,876)

Income (loss) before taxes	(8,876)	4,864	4,961	—	949
Income taxes	—	—	711	—	711

Net income (loss)	$(8,876)	$4,864	$4,250	$—	$238

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net sales	$—	$39,924	$49,015	$(43,611)	$45,328
Cost of sales	—	24,752	42,683	(43,391)	24,044

Gross margin	—	15,172	6,332	(220)	21,284
Selling, research and administrative expenses	—	8,754	2,015	(218)	10,551
Restructuring activity	—	(86)	—	—	(86)

Operating income	—	6,504	4,317	(2)	10,819
Other income (expense):
Interest income	—	7	185	(176)	16
Interest expense	(8,858)	71	(2)	173	(8,616)

Income (loss) before taxes	(8,858)	6,582	4,500	(5)	2,219
Income taxes	—	—	(942)	—	(942)

Net income (loss)	$(8,858)	$6,582	$3,558	$(5)	$1,277

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash used in operating activities	$(2,880)	$(3,714)	$(2,537)	$—	$(9,131)

Purchases of property , plant and equipment, net	—	(2,171)	(1,116)	—	(3,287)

Net cash (used in) investing activities	—	(2,171)	(1,116)	—	(3,287)

Debt proceeds - long term	19,000	—	—	—	19,000

Debt payments - short term, net	(4,000)	—	—	—	(4,000)

Costs associated with debt	(830)	—	—	—	(830)

Intercompany loans	(6,263)	6,268	(5)	—	—

Net cash provided by (used in) financing activities	7,907	6,268	(5)	—	14,170

Effect of exchange rate changes on cash	—	—	(32)		(32)

Net change in cash and cash equivalents	5,027	383	(3,690)	—	1,720
Cash and cash equivalents at beginning of period	625	10,053	6,292	—	16,970

Cash and cash equivalents at end of period	$5,652	$10,436	$2,602	$—	$18,690

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(2,837)	$6,049	$(1,209)	$—	$2,003
Purchases of property , plant and equipment, net	—	(1,917)	(2,247)	—	(4,164)

Net cash used in investing activities	—	(1,917)	(2,247)	—	(4,164)
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	2,596	(3,256)	660	—	—

Net cash provided by (used in) financing activities	2,446	(3,256)	660	—	(150)
Effect of exchange rate changes on cash	—	—	15		15
Net change in cash and cash equivalents	(391)	876	(2,781)	—	(2,296)
Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$475	$6,503	$1,953	$—	$8,931

6.	Segment Information

     The Company’s business consists of one operating segment known as Microacoustics. The Microacoustic operating segment utilizes the Company’s acoustic technologies to design, manufacture, and market transducers and other components for hearing aids, mobile communications and computer telephony integration telematics (voice controlled wireless services delivered to an automobile environment).

     The Company uses consolidated financial information to assess performance and make resource allocation decisions.

7.	Restructuring Expenses

November 2003 Elgin, Illinois Restructure

     The Company announced the closure of its Elgin, Illinois facility in November of 2003, which it completed in September of 2004. Operations were shifted to facilities in China, Malaysia and Itasca, Illinois, with 76 positions at the Elgin facility being eliminated. Facility consolidation costs represent employee training costs. The following table presents the restructure costs and payments for the period.

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2004	$—	$1,405
Facility consolidation costs	127	127
Facility consolidation payments	—	(127)
Employee severance and outplacement payments	—	(766)

Balance March 31, 2005	$127	$639

8.	Commitments and Contingencies

     Synchro-Start Divestiture Indemnifications In connection with the 2003 sale of the Synchro-Start business, the Company has agreed to indemnify certain tax obligations arising out of tax audits or administrative or court proceedings relating to tax returns for any periods ending on or prior to the closing date of the sale. The Company has also agreed to indemnify certain liabilities, losses or claims arising from presale operations, limited such that the Company is not liable for total claims under $0.3 million, is fully liable for claims totaling between $0.3 and $7.5 million, is 50% liable for total claims between $7.5 million and $12.5 million and is not liable for total claims exceeding $12.5 million. Proceeds from the Synchro-Start sale included $2.5 million in escrow for potential indemnification obligations, of which the Company received $2.0 million in September 2004 and the remaining $0.5 million in April 2005.

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

     Changes in the Company’s accrual for warranty during the period are as follows:

2004
Balance December 31, 2004	$564
Settlements made during the period	(120)
Provision for warranty liability on sales	131
Adjustments in estimates for pre-existing warranties	—

Balance March 31, 2005	$575

9.	Retirement Plans

     Components of net periodic benefit cost for the three months ended March 31, 2005 are as follows:

	U.S. Plans		Foreign Plans
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$354	$381	$126	$64
Interest cost	950	843	185	164
Expected return on plan assets	(1,100)	(1,000)	(150)	(155)
Amortization of prior service cost	20	20	—	(1)
Amortization of transitional asset	—	—	4	3
Recognized actuarial (gain) or loss	—	—	107	87
Expected contributions from employees	—	—	(12)	(11)

Net periodic benefit cost	$224	$244	$260	$151

     Through April 2005, the Company made contributions of $229 to its U.S. defined benefit plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We are a leading international manufacturer of technologically advanced products in micro-acoustics. We have leveraged our core competency in acoustic technology to build expertise in hearing aid transducers, electromechanical components, low voltage integrated circuit design, micro-electrical mechanical systems (MEMS) design and precision manufacturing.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

The table below shows the principal line items from our consolidated income statements for the three months ending March 31.

	Three Months Ended		Increase/decrease
	March 31,		from prior year
($000s)	2005	2004	Amount	%
Net sales	$48,499	$45,328	$3,171	7.0%
Cost of sales	27,857	24,044	3,813	15.9%

Gross margin	20,642	21,284	$(642)	-3.0%
	42.6%	47.0%

Research and development expenses	3,090	2,722	368	13.5%
Selling and marketing expenses	2,874	2,490	384	15.4%
General and administrative expenses	4,750	5,339	(589)	-11.0%

Total operating expenses	$10,714	$10,551	$163	1.5%

Restructuring activities	127	(86)	213	-247.7%

Operating income	$9,801	$10,819	$(1,018)	-9.4%
Interest income	24	16	8	50.0%
Interest expense	(8,876)	(8,616)	(260)	3.0%

Income before income taxes	949	2,219	(1,270)	-57.2%
Income tax	711	942	(231)	-24.5%

Net income	$238	$1,277	$(1,039)	-81.4%

EBITDA	$12,109	$12,731	$(622)	-4.9%

     EBITDA is defined as earnings before interest, taxes, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

	Three Months Ended		Increase/decrease
	March 31,		from prior year
($000s)	2005	2004	Amount	%
Net income	$238	$1,277	$(1,039)	-81.4%
Depreciation	2,308	1,912	396	20.7%
Interest expense, net	8,852	8,600	252	2.9%
Income tax expense	711	942	(231)	-24.5%

EBITDA	$12,109	$12,731	$(622)	-4.9%

     Sales increased $3.2 million or 7% in the first quarter 2005 compared to the same quarter of 2004. The increase in sales is primarily due to increased sales of the company’s innovative silicon microphone (“Sisonic”).

     Cost of sales as a percent of sales increased by 4.4% or $3.8 million in the first quarter of 2005 compared to the same period the prior year. The increase in costs in both dollar and percentage terms is primarily associated with higher sales of lower margin Sisonic product line and unfavorable mix of products sold, resulting in a lower gross margin percentage.

     Research and development expenses in the first quarter of 2005 were 13.5% higher than in the same period in the prior year, primarily due to higher spending on Sisonic related projects. Sales and marketing expenses increased 15.4% primarily to support new products. General and administrative expenses decreased by 11.0% primarily due to lower depreciation on software and lower legal expenses. Total operating expenses increased slightly by $0.2 million, or 1.5%.

     Restructuring expenses of $0.1 million were recorded in the first quarter related to training costs associated with the closure of our Elgin, Illinois facility and the transfer of activities to our China, Malaysia and Itasca, Illinois locations. The Elgin facility closed in September 2004.

     Operating income in the first quarter of 2005 decreased by $1.0 million or 9.4% from the first quarter of 2004 due to unfavorable product mix, increased restructure costs and slightly higher operating expenses.

     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense increased by $0.3 million in the first quarter of 2005 compared to the first quarter of 2004 primarily due to higher debt levels in the current year.

     Income tax was $0.7 million of expense in the first quarter of 2005 compared to $0.9 million in the first quarter of 2004. We are providing tax consistent with the expected taxes in foreign locations.

     We reported net income of $0.2 million for the first quarter of 2005 compared to net income of $1.3 million in the same period the prior year, a decrease of $1.0 million primarily due to unfavorable product mix, increased restructure costs and slightly higher operating expenses.

     The key measurement used by management to gauge the profitability of the business is EBITDA, which decreased by $0.6 million or 4.9% in the first quarter of 2005 to $12.1 million compared to $12.7 million in the first quarter of 2004. The decline in EBITDA is due to the decline in operating income partly offset by an increase in depreciation expense, which is excluded from EBITDA.

Liquidity and Capital Resources

     We have historically used available funds for capital expenditures and working capital management. These funds have been obtained from operating activities and from lines of credit. We also will have substantial interest expense of approximately $35 to $38 million each year.

     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.

     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under the 1999 Credit Agreement in two facilities, an A Facility of $50 million and a B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the 1999 Credit Agreement dated May 10, 2002. On March 25, 2003, the Company entered into the Fifth Amendment of the 1999 Credit Agreement. The Fifth Amendment refinanced $31.7 million of the 1999 Credit Agreement, replacing the balance of the original A Facility with a C Facility and revising certain terms and conditions of the 1999 Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro Start division May 30, 2003 and prepaid $42 million of B Facility loans.

An additional prepayment of $2.3 million related to the Synchro Start sale was made in November 2003. The Company completed the sale of Ruwido in July 2003 and prepaid $1 million of the B Facility in July 2003.

     On April 14, 2004 the Company obtained a Seventh Amendment to the 1999 Credit Agreement which replaced the $36 million C Facility with a $48 million D Facility at reduced interest rates and more favorable terms. The D Facility bears interest at the Company’s option of a LIBOR rate plus 7.25% or the U.S. prime rate plus 6.25%. On the date of the refinancing, the applicable rate of the D Facility was 8.35% compared to the rate of 18.5% in the C Facility. The Company paid a related prepayment penalty of $1.1 million to the C Facility debtholders.

     In January 2005 the Company borrowed $9.0 million of unsecured indebtedness under the Xerion Credit Agreement dated as of December 20, 2004.

     On March 10, 2005 the Company obtained an Eighth Amendment to its 1999 Credit Agreement. The Eighth Amendment, among other things, allows the Company to incur an additional $10 million of unsecured indebtedness and for each period beginning December 31, 2004 through maturity of the loans, increases the maximum allowable leverage ratio applicable to the Company under the Credit Agreement’s leverage ratio covenant. The Company borrowed an additional $10 million of unsecured indebtedness under the Xerion Credit Agreement in March 2005.

     Under the amended terms of the 1999 Credit Agreement, the Company must maintain certain financial ratios. The two primary ratios the Company must maintain are the leverage ratio, which is total net debt divided by EBITDA and the interest coverage ratio, which is EBITDA divided by net cash interest expense. The Company is required to maintain its leverage ratio below a specified level and its interest coverage ratio above a specified level.

     For purposes of calculating the required ratios, under the amended terms of the 1999 Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs were related to the Company’s closure of its Elgin facility and other activities to reduce overhead costs. To date, cash charges of $7.4 million have been incurred relating to this restructuring.

The required ratios as amended in the Seventh and Eighth Amendment for future year-ends are as follows:

	Required	Required Interest
	Leverage	Coverage
	Ratio	Ratio
December 31, 2005	6.75	1.35
December 31, 2006	6.00	1.45

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

     The Credit Agreement as amended provides total credit of $152.6 million, including a $15 million in Revolving Credit facility that had an outstanding balance of $5.0 million as of March 31, 2005. The following table summarizes the Company’s actual credit amounts outstanding as of March 31, 2005:

Total Credit Outstanding as of March 31, 2005

$ millions

Revolving Credit Facility	$5.0
B Facility	89.6
D Facility	48.0

Total 1999 Credit Agreement	142.6
Xerion Credit Agreement	19.0
13 1/8% Senior Subordinated Notes due 2009, net	151.3
10% Senior Subordinated Notes due 2009	10.0

Total Credit Outstanding as of March 31, 2005	$322.9

Classified as follows -
Short Term Debt	$5.0
Notes Payable	$317.9

     Interest rates on the Revolving Credit Facility are 4 percentage points above LIBOR. Interest on the B Facility bears interest (at the Company’s option) at either: 1.) LIBOR plus 5.0% or 2.)U.S. Prime Rate plus 4.0%. The D facility bears interest, at the Company’s option at either 1.) LIBOR plus 7.25% or 2.) Prime Rate plus 6.25%.The Xerion Credit Agreement bears interest at the rate of LIBOR plus 7.75%. (See Consolidated Financial Statement Note 5 – Notes Payable).

     The principal on the Revolving Credit Facility and the B Facility is due in four principal payments from September 30, 2006 to September 29, 2007. The D Facility is payable in full on June 29, 2007. Borrowings under the Xerion Credit Agreement are due on June 29, 2007.

     The table below summarizes the principal line items from our Statement of Cash Flows for the period ending March 31, 2005 compared to the period ending March 31, 2004.

	Three Months Ended March 31,
$ millions	2005	2004
Net cash provided by (used in) operating activities	$(9.2)	$2.0

Purchases of property, plant, and equipment	(3.3)	(4.2)

Debt proceeds - long term	19.0	—
Debt payments - short term, net	(4.0)	—
Costs associated with debt	(0.8)	—
Repurchase of common stock	—	(0.1)

Net cash provided by (used in) financing activities	$14.2	$(0.1)

Net change in cash and cash equivalents	$1.7	$(2.3)

     Net cash provided by operating activities from operating activities was a use of cash of $9.2 million in the first three months of 2005 compared to a source of cash of $2.0 million from operating activities in the first three months of 2004. Operating activities were a use of cash in the current year primarily because of an increase in accounts receivable, a decrease in accounts payable and payment of annual incentives during the three months ending March 31, 2005. The increase in accounts receivable in the current year of $5.4 million was consistent with the increase of $4.8 million in the prior year and was primarily caused by the timing of sales within the quarter. The decrease of $5.8 million in accounts payable in the current year compared to an increase of $0.9 million in the first three months of the prior year was due to the high level of inventory purchases and investments in plant, property and equipment in the fourth quarter of 2004. Accrued liabilities for compensation and benefits was a use of cash of $5.7 million in the current year and $2.8 million in the prior year. The increase was primarily due to the payment of annual incentive compensation programs and payout of the terminated deferred compensation program.

     Purchases of property, plant and equipment were $3.3 million in the first three months of 2005 compared to $4.2 in the first three months of the prior year, primarily related to increases in capacity of the Silicon Microphone and new product introductions.

     Net cash from financing activities was $14.2 million in the first three months of 2005. Borrowings under the Xerion Credit Agreement was $19 million in the quarter. The Revolving Credit Facility’s December 31, 2004 balance of $9.0 million was repaid early in the quarter with subsequent borrowing of $5.0 million later in the quarter in order to fund normal working capital requirements.

     We expect capital expenditures of $12 to $15 million in 2005, funded by operating activities and lines of credit. We expect our major capital expenditures in 2005 will primarily be to support increased capacity, especially for the Sisonic product line and new product introductions. The amount and timing of actual capital expenditures may be different than our current expectations.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     We are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the first three months of 2005, approximately 93% of our revenue was denominated in U.S. dollars, approximately 5% was denominated in Japanese Yen and the balance denominated in other foreign currencies. None of the revenue that is earned in foreign currencies is hedged. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, none of which are hedged. A number of the currencies in which are expenses are denominated are closely tied to the U.S. Dollar. China has had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. Malaysia has practiced a fixed exchange rate regime since 1998 and the exchange rate to the U.S. Dollar has been effectively fixed since then. If the China Renminbi were to appreciate 10% against the U.S. Dollar, the Company estimates its Renminbi denominated costs would increase approximately $2.6 million. Similarly, a 10% appreciation of the Malaysia Ringgit would increase its Ringgit denominated costs approximately $2.3 million.

     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the 1999 Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $0.9 million. We have $153.2 million outstanding in 13 1/8% notes due in 2009. The estimated fair value of the notes as of March 31, 2005 is 104% of their face value or $160 million based on current market prices. The fair value of the B Facility loan, D Facility loan, Xerion Credit Agreement and 10% Notes are estimated to be $90, $48, $19 million and $10 million respectively.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated March 11, 2005 announcing Amendment No. 8 and Waiver to the Credit Agreement dated as of June 28, 1999, as amended, between Knowles Electronics Holdings, Inc., Lenders, JPMorgan Chase Bank, as administrative agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.

By /s/ JAMES H. MOYLE

James H. Moyle, Executive Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)

Date: May 12, 2005