Form 10-Q/A
period 2005-03-31
KNOWLES ELECTRONICS HOLDINGS INC
filed 2005-06-03
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

     This Form 10-Q/A constitutes Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2005, filed on May 12, 2005 (“Original Filing”). This Amendment No. 1 is being filed solely to make corrections to typographical errors contained within the “Table of Contents” and Part I., Item 1. “Financial Statements” in the Form 10-Q as originally filed. Specifically, the errors corrected are in the Table of Contents description of “Part II — Other Information., Item 6.”, in a column heading of the “Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004” and in the title of a table included in “Notes to the Consolidated Financial Statements, 5. Notes Payable”.

     For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety and only corrects the typographical errors described above. All other information in the Form 10-Q is unchanged from the Original Filing. This filing does not otherwise update the disclosures in the Original Filing and does not reflect events occurring after the original filing of the Form 10-Q. In addition, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been re-executed and refiled as exhibits 31.1 and 31.2 to this Form 10-Q/A.

		Page
PART I — Financial Information
Item 1	Financial Statements Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	3
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5
	Notes to the Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Qualitative and Quantitative Disclosures about Market Risk	19
Item 4	Controls and Procedures	20
PART II — Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities - None
Item 4	Submission of Matters to a Vote of Security Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K	20
	Signatures	21
	Certifications
Certification Pursuant to Section 302
Certification Pursuant to Section 302

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

Knowles Electronics Holdings, Inc.

Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating Activities
Net income	$238	$1,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,308	1,912
Restructuring costs	(766)	(110)
Amortization of deferred financing fees and debt discount	544	430
Inventory obsolescence provision	245	703
Deferred income taxes	(107)	(200)
Loss on disposal of assets	71	—
Changes in assets and liabilities:
Accounts receivable	(5,350)	(4,801)
Inventories	574	(268)
Other assets	(214)	(761)
Accounts payable	(5,769)	934
Accrued interest payable	5,345	5,594
Accrued compensation and benefits	(5,702)	(2,752)
Other current liabilities	(404)	(446)
Other noncurrent liabilities	479	1,092
Income taxes payable	(623)	(601)

Net cash provided by (used in) operating activities	(9,131)	2,003

Investing Activities
Purchases of property, plant, and equipment, net	(3,287)	(4,164)

Net cash used in investing activities	(3,287)	(4,164)

Financing Activities
Debt payments - short term, net	(4,000)	—
Debt proceeds - long term	19,000	—
Costs associated with debt	(830)	—
Repurchase of common stock	—	(150)

Net cash provided by (used in) financing activities	14,170	(150)

Effect of exchange rate changes on cash	(32)	15

Net change in cash and cash equivalents	1,720	(2,296)
Cash and cash equivalents at beginning of period	16,970	11,227

Cash and cash equivalents at end of period	$18,690	$8,931

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

	Three Months Ended March 31, 2005
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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.

By /s/ JAMES H. MOYLE

James H. Moyle, Executive Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)

Date: June 3, 2005