Form 10-Q
period 2005-06-30
KNOWLES ELECTRONICS HOLDINGS INC
filed 2005-08-12
CIK 1099373

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

		Page
PART I —	Financial Information
Item 1	Financial Statements
	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004	3
	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5
	Notes to the Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Qualitative and Quantitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24
PART II —	Other Information
Item 1	Legal Proceedings — None
Item 2	Changes in Securities and Use of Proceeds — None
Item 3	Defaults Upon Senior Securities — None
Item 4	Submission of Matters to a Vote of Security Holders — None
Item 5	Other Information — None
Item 6	Exhibits and Report on Form 8-K — None
	Signatures
	Certifications
Certification
Certification

Part I — Financial Information
KNOWLES ELECTRONICS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net sales	$51,823	$44,774	$100,322	$90,102
Cost of sales	30,231	25,001	58,088	49,045

Gross margin	21,592	19,773	42,234	41,057
Research and development expenses	2,631	2,857	5,721	5,579
Selling and marketing expenses	3,353	2,840	6,227	5,330
General and administrative expenses	5,087	6,047	9,837	11,386
Impairment of assets held for sale	—	850	—	850
Restructuring activities	1,111	16	1,238	(70)

Operating income	9,410	7,163	19,211	17,982
Other income (expense):
Interest income	32	15	56	31
Interest expense	(9,679)	(8,188)	(18,555)	(16,804)
Loss on extinguishment of debt	—	(2,256)	—	(2,256)

Income (loss) before income taxes	(237)	(3,266)	712	(1,047)
Income taxes	427	276	1,138	1,218

Net loss	$(664)	$(3,542)	$(426)	$(2,265)

     See notes to these consolidated financial statements.

Knowles Electronics Holdings, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	June 30,	December 31,
	2005,	2004,
	(unaudited)
Assets
Cash & cash equivalents	$13,766	$16,970
Accounts receivable, net	29,736	22,464
Inventories, net	25,143	29,421
Prepaid expenses and other	4,484	5,053

Total current assets	73,129	73,908
Property, plant and equipment, at cost:
Land	2,688	2,688
Building and improvements	13,211	12,875
Machinery and equipment	72,414	69,827
Furniture and fixtures	26,012	25,408
Construction in progress	3,945	3,397

Subtotal	118,270	114,195
Accumulated depreciation	(65,012)	(60,723)

	53,258	53,472
Net assets held for sale	3,231	3,231
Other assets, net	1,335	1,045
Deferred finance costs, net	6,244	6,418

Total assets	$137,197	$138,074

Liabilities and stockholders’ deficit
Accounts payable	$14,248	$22,893
Accrued compensation and employee benefits	6,209	11,358
Accrued interest payable	5,162	4,945
Accrued warranty and rebates	1,487	1,866
Accrued restructuring costs	963	1,405
Other liabilities	1,898	1,945
Income taxes	2,806	4,120
Deferred income taxes	448	609
Short term debt	5,000	9,000

Total current liabilities	38,221	58,141

Accrued pension liability	14,249	13,639
Other noncurrent liabilities	1,429	1,019
Notes payable	317,447	298,793
Preferred stock mandatorily redeemable in 2019 including accumulating dividends of: $142,739 June 2005; $127,842 December 2004	327,739	312,842
Stockholders’ deficit:
Common stock, Class A, $0.001 par value, 1,052,632 shares authorized, outstanding: 947,500 June 2005; 952,500 December 2004	1	1
Common stock, Class B, $0.001 par value, 52,632 shares authorized; issued and outstanding: none	—	—
Capital in excess of par value	16,187	16,337
Accumulated deficit	(570,933)	(555,610)
Accumulated other comprehensive loss	(7,143)	(7,088)

Total stockholders’ deficit	(561,888)	(546,360)

Total liabilities and stockholders’ deficit	$137,197	$138,074

     See notes to these consolidated financial statements.

Knowles Electronics Holdings, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Operating Activities
Net loss	$(426)	$(2,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,561	4,058
Restructuring costs	(442)	(101)
Amortization of deferred financing fees and debt discount	1,188	937
Loss on extinguishment of debt	—	2,256
Impairment of assets held for sale	—	850
Inventory obsolescence provision	148	800
Deferred income taxes	(161)	(398)
Loss on disposal of assets	71	236
Change in assets and liabilities:
Accounts receivable	(7,272)	251
Inventories	4,130	(4,905)
Other assets	(221)	(352)
Accounts payable	(7,089)	3,105
Accrued interest payable	217	(16)
Accrued compensation and benefits	(5,149)	(1,894)
Other current liabilities	(426)	(1,492)
Other noncurrent liabilities	1,020	1,786
Income taxes payable	(1,314)	(798)

Net cash provided by (used in) operating activities	(11,165)	2,058

Investing Activities
Proceeds from sale of business	500	—
Purchases of property, plant, and equipment, net	(5,974)	(8,502)

Net cash used in investing activities	(5,474)	(8,502)

Financing Activities
Debt payments — long term	(500)	(35,667)
Debt proceeds — long term	19,000	48,000
Debt payments — short term, net	(4,000)	—
Costs associated with debt	(860)	(1,560)
Premium on early retirement of debt	—	(1,080)
Repurchase of common stock	(150)	(150)

Net cash provided by financing activities	13,490	9,543

Effect of exchange rate changes on cash	(55)	(10)

Net change in cash and cash equivalents	(3,204)	3,089
Cash and cash equivalents at beginning of period	16,970	11,227

Cash and cash equivalents at end of period	$13,766	$14,316

     See notes to these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)
June 30, 2005 and 2004
(unaudited)
1. Basis of Recapitalization and Presentation
     The unaudited consolidated financial statements include the accounts of Knowles Electronics Holdings, Inc. and its subsidiaries (Company). All material intercompany accounts, transactions and profits are eliminated in consolidation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the period ended June 30, 2005 do not necessarily indicate the results that may be expected for the full year ending December 31, 2005. For further information, refer to the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K dated for the year ended December 31, 2004.
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
2. Accumulated Other Comprehensive Income (Loss)
     For the six months ended June 30, 2005 and 2004, total comprehensive loss amounted to $481 and $2,275, respectively. For the three months ended June 30, 2005 and 2004, total comprehensive loss amounted to $687 and $3,568, respectively. The difference between net income and comprehensive income is related to the Company’s foreign currency translation.
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

4. Inventory
     Inventories are as follows:

	June 30,	December 31,
	2005	2004
Raw materials	$13,354	$15,627
Work in process	2,519	3,652
Finished goods	13,415	15,453

	29,288	34,732

Less allowances for :
Obsolescence and net realizable value	(4,145)	(5,311)

	$25,143	$29,421

5. Notes Payable
     As part of the Recapitalization transaction, the Company entered into a Credit Agreement dated June 28, 1999 and amended and restated as of July 21, 1999, and further amended and otherwise modified from time to time, most recently as of March 10, 2005, with certain lenders (“1999 Credit Agreement”).
     The Company obtained an Eighth Amendment and Waiver dated as of March 10, 2005, to the 1999 Credit Agreement. The Eighth Amendment, among other things, permits the Company to incur an additional $10 million of unsecured indebtedness and increases for each period beginning December 31, 2004 through maturity of the loans, the maximum allowable leverage ratio applicable to the Company under the 1999 Credit Agreement’s leverage ratio covenant.
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
     The Revolving Credit Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 4.0%, or (2) the greater of the prime rate, a base certificate of deposit rate plus 1.00%, or the federal funds effective rate plus 0.50% (the Alternate Base Rate), in each case plus an initial margin of 3%. The borrowings under this facility at June 30, 2005 and December 31, 2004 were $5.0 million at an interest rate of 7.25% and $9.0 million at an interest rate of 6.4375%, respectively.
     The B Facility bears interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 5.00%, or (2) Alternate Base Rate plus an initial margin of 4.00%. The D Facility Loans bear currently payable interest, at the Company’s option, at either: (1) one-, two-, three-, or six-month LIBOR plus 7.25%, or (2) the greatest of the prime rate, a base certificate of deposit rate plus 1.0% or the federal funds effective rate plus 0.50%, in each case plus an initial margin of 6.25%. At June 30, 2005, the weighted average interest rate was 8.4% for the B Facility and 10.6875% for the D Facility.
     On December 20, 2004 the Company entered into an unsecured credit agreement (the “Xerion Credit Agreement”) with Xerion Partners II Master Fund Limited and other lenders from time to time a party thereto providing for borrowings up to $10 million to be used for general corporate purposes. The commitment to provide loans terminated January 31, 2005, and the Company borrowed $9.0 million before that date. Pursuant to the terms of the Xerion Credit Agreement, that credit agreement is deemed to be amended by the Eighth Amendment to the 1999 Credit Agreement to the same extent. The Company obtained Amendment One to the Xerion Credit Agreement March 29, 2005 which increased the facility by $10 million. Any borrowings under the Xerion Credit Agreement mature June 29, 2007. Except in certain limited specified cases, the loans bear interest at a one-, two-, three-, or six-month adjusted LIBOR plus 7.75%. At June 30, 2005, there was $19.0 million outstanding under the Xerion Credit Agreement at a weighted average interest rate of 10.92%.
     The balance under the 1999 Credit Agreement B and D Facilities, the 13 1/8% Senior Subordinated Notes (“13 1/8% Notes”), the 10% Senior Subordinated Notes (“10% Notes”) and the Xerion Credit Agreement is as follows:

	June 30,	December 31,
	2005	2004

1999 Credit Agreement:
B Facility	$89,101	$89,601
D Facility	48,000	48,000
13 1/8% Senior Subordinated Notes, net	151,346	151,192
10% Senior Subordinated Notes	10,000	10,000
Xerion Credit Agreement	19,000	—

Total long-term notes payable	$317,447	$298,793

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
     The Company’s 1999 Credit Agreement and Xerion Credit Agreement requires that the Company comply with certain covenants and restrictions, including specific financial ratios that must be maintained. As of June 30, 2005, the Company is in compliance with these covenants. If future actual results are lower than planned the Company may be unable to comply with the debt covenants or make required debt service payments. Such inability could have a material adverse impact on the Company’s financial condition, results of operations or liquidity. There are no assurances that the Company could favorably resolve such a situation.
     As security for the obligations under the 1999 Credit Agreement the Company has pledged all of the shares of its U.S. subsidiaries and 65% of the shares of its non-U.S. subsidiaries and has granted the lenders a security interest in substantially all of its assets and the assets of its U.S. subsidiaries.
     The 13 1/8% Notes and 10% Notes (collectively “Subordinated Notes”) are unconditionally guaranteed, on a joint and several basis, by the following wholly owned U.S. subsidiaries of the Company: Knowles Electronics LLC, Knowles Intermediate Holding, Inc., Knowles Electronics Sales Corp. and Knowles Manufacturing Ltd. The following tables present summarized balance sheet information of the Company as of June 30, 2005 and December 31, 2004, summarized income statements for the three and six months ended June 30, 2005 and 2004, and summarized cash flow information for the six months ended June 30, 2005 and 2004. The column labeled “Parent Company” represents the holding company for each of the Company’s direct subsidiaries, which are guarantors of the Subordinated Notes, all of which are wholly owned by the parent company; and the column labeled “Non-guarantors” represents wholly owned subsidiaries of the Guarantors, which are not guarantors of the Subordinated Notes. Pursuant to a contribution agreement effective August 30, 1999, Knowles Electronics, Inc., recognized in prior periods as the parent company, contributed substantially all of its operating assets and liabilities (other than the capital stock of Knowles Intermediate Holding, Inc. and certain foreign subsidiaries and Knowles Electronics, Inc.’s liabilities under the Senior Credit Agreement and Subordinated Notes) to Knowles Electronics, LLC. As a result of this reorganization, Knowles Electronics, Inc., which changed its name to Knowles Electronics Holdings, Inc., is now a holding company that does not conduct any significant operations. The Company believes that separate financial statements and other disclosures regarding the Guarantors, except as otherwise required under Regulation S-X, are not material to investors.
     Summarized balance sheet information as of June 30, 2005 and December 31, 2004, summarized income statement for the three and six months ended June 30, 2005 and 2004, and summarized cash flow information for the six months ended June 30, 2005 and 2004 is as follows:

	June 30, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$872	$8,785	$4,109	$—	$13,766
Accounts receivable	—	39,222	78,976	(88,462)	29,736
Inventories	—	4,967	20,176	—	25,143
Other current assets	—	3,306	1,178	—	4,484
Net property, plant and equipment	—	14,896	38,362	—	53,258
Assets held for sale, net of impairment	—	3,231	—	—	3,231
Investment in and advances to subsidiaries	101,346	393,764	60	(495,170)	—
Deferred finance costs, net	6,244	—	—	—	6,244
Other non-current assets	—	196	1,139	—	1,335

Total assets	$108,462	$468,367	$144,000	$(583,632)	$137,197

Accounts payable	$—	$34,891	$67,819	$(88,462)	$14,248
Accrued restructuring costs	—	963	—	—	963
Advances from parent	245,765	81,541	—	(327,306)	—
Other current liabilities	5,161	10,045	2,356	—	17,562
Short-term debt	5,000	—	—	—	5,000
Deferred income taxes	—	—	448	—	448
Noncurrent liabilities	—	11,674	4,004	—	15,678
Notes payable	317,447	—	—	—	317,447
Preferred stock	327,739	—	—	—	327,739
Stockholders’ equity (deficit)	(792,650)	329,253	69,373	(167,864)	(561,888)

Total liabilities and stockholders’ equity (deficit)	$108,462	$468,367	$144,000	$(583,632)	$137,197

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash	$625	$10,053	$6,292	$—	$16,970
Accounts receivable	—	40,089	80,621	(98,246)	22,464
Inventories	—	8,222	21,199	—	29,421
Other current assets	—	3,398	1,655	—	5,053
Net property, plant and equipment	—	17,481	35,991	—	53,472
Assets held for sale, net of impairment	—	3,231	—	—	3,231
Investment in and advances to subsidiaries	101,346	380,928	60	(482,334)	—
Deferred finance costs, net	6,418	—	—	—	6,418
Other non-current assets	—	197	848	—	1,045

Total assets	$108,389	$463,599	$146,666	$(580,580)	$138,074

Accounts payable	$—	$40,028	$80,886	$(98,021)	$22,893
Accrued restructuring costs	—	1,405	—	—	1,405
Advances from parent	233,090	86,027	350	(319,467)	—
Other current liabilities	4,944	14,669	4,846	(225)	24,234
Short-term debt	9,000	—	—	—	9,000
Deferred income taxes	—	—	609	—	609
Noncurrent liabilities	—	10,844	3,814	—	14,658
Notes payable	298,793	—	—	—	298,793
Preferred stock	312,842	—	—	—	312,842
Stockholders’ equity (deficit)	(750,280)	310,626	56,161	(162,867)	(546,360)

Total liabilities and stockholders’ equity (deficit)	$108,389	$463,599	$146,666	$(580,580)	$138,074

	Three Months Ended June 30, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net Sales	$—	$44,866	$75,398	$(68,441)	$51,823
Cost of sales	—	30,555	67,138	(67,462)	30,231

Gross margin	—	14,311	8,260	(979)	21,592
Selling, research and administrative expenses	—	9,059	2,991	(979)	11,071
Restructuring activity	—	810	301	—	1,111

Operating income	—	4,442	4,968	—	9,410
Other income (expense):
Interest income	—	27	5	—	32
Interest expense	(9,679)	—	—	—	(9,679)

Income (loss) before income taxes	(9,679)	4,469	4,973	—	(237)
Income taxes	—	—	427	—	427

Net income (loss)	$(9,679)	$4,469	$4,546	$—	$(664)

	Three Months Ended June 30, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net sales	$—	$40,137	$46,223	$(41,586)	$44,774
Cost of sales	—	22,539	43,799	(41,337)	25,001

Gross margin	—	17,598	2,424	(249)	19,773
Selling, research and administrative expenses	—	9,884	2,111	(251)	11,744
Impairment of assets held for sale	—	850	—	—	850
Restructuring activity	—	16	—	—	16

Operating income	—	6,848	313	2	7,163
Other income (expense):
Interest income	—	5	31	(21)	15
Interest expense	(8,351)	140	(1)	24	(8,188)
Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) before income taxes	(10,607)	6,993	343	5	(3,266)
Income taxes	—	—	(276)	—	(276)

Net income (loss)	$(10,607)	$6,993	$67	$5	$(3,542)

	Six Months Ended June 30, 2005
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net Sales	$—	$87,171	$148,998	$(135,847)	$100,322
Cost of sales	—	59,123	133,556	(134,591)	58,088

Gross margin	—	28,048	15,442	(1,256)	42,234
Selling, research and administrative expenses	—	17,843	5,198	(1,256)	21,785
Restructuring activity	—	910	328	—	1,238

Operating income	—	9,295	9,916	—	19,211
Other income (expense):
Interest income	—	38	20	(2)	56
Interest expense	(18,555)	—	(2)	2	(18,555)

Income (loss) before taxes	(18,555)	9,333	9,934	—	712
Income taxes	—	—	1,138	—	1,138

Net income (loss)	$(18,555)	$9,333	$8,796	$—	$(426)

	Six Months Ended June 30, 2004
	Parent	Guarantors	Non-guarantors	Eliminations	Consolidated
Net Sales	$—	$80,061	$95,238	$(85,197)	$90,102
Cost of sales	—	47,291	86,482	(84,728)	49,045

Gross margin	—	32,770	8,756	(469)	41,057
Selling, research and administrative expenses	—	18,638	4,126	(469)	22,295
Impairment of assets held for sale	—	850	—	—	850
Restructuring activity	—	(70)	—	—	(70)

Operating income	—	13,352	4,630	—	17,982
Other income (expense):
Interest income	—	12	216	(197)	31
Interest expense	(17,209)	211	(3)	197	(16,804)
Loss on extinguishment of debt	(2,256)	—	—	—	(2,256)

Income (loss) before taxes	(19,465)	13,575	4,843	—	(1,047)
Income taxes	—	—	(1,218)	—	(1,218)

Net income (loss)	$(19,465)	$13,575	$3,625	$—	$(2,265)

	Six Months Ended June 30, 2005
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(26,418)	$14,692	$561	$—	$(11,165)
Proceeds from sale of business	—	500	—	—	500
Purchases of property , plant and equipment, net	—	(3,629)	(2,345)	—	(5,974)

Net cash used in investing activities	—	(3,129)	(2,345)	—	(5,474)
Debt payments — long term	—	(500)	—	—	(500)
Debt proceeds — long term	19,000	—	—	—	19,000
Debt payments — short term, net	(4,000)	—	—	—	(4,000)
Costs associated with debt	(860)	—	—	—	(860)
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	12,675	(12,331)	(344)	—	—

Net cash provided by (used in) financing activities	26,665	(12,831)	(344)	—	13,490
Effect of exchange rate changes on cash	—	—	(55)	—	(55)

Net change in cash and cash equivalents	247	(1,268)	(2,183)	—	(3,204)
Cash and cash equivalents at beginning of period	625	10,053	6,292	—	16,970

Cash and cash equivalents at end of period	$872	$8,785	$4,109	$—	$13,766

	Six Months Ended June 30, 2004
			Non-
	Parent	Guarantors	guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16,295)	$16,158	$2,195	$—	2,058

Equity contributions into subsidiaries	—	(3,802)	—	3,802	—
Purchases of property , plant and equipment, net	—	(5,276)	(3,226)	—	(8,502)

Net cash used in investing activities	—	(9,078)	(3,226)	3,802	(8,502)
Debt payments — long term	(35,667)	—	—	—	(35,667)
Debt proceeds — long term	48,000	—	—	—	48,000
Premium on early retirement of debt	(1,080)	—	—	—	(1,080)
Common stock transactions	(150)	—	—	—	(150)
Intercompany loans	6,429	(7,438)	1,009	—	—
Costs associated with debt	(1,560)	—	—	—	(1,560)
Equity contributions into subsidiaries	—	—	3,802	(3,802)	—

Net cash provided by (used in) financing activities	15,972	(7,438)	4,811	(3,802)	9,543
Effect of exchange rate changes on cash	—	—	(10)	—	(10)

Net change in cash and cash equivalents	(323)	(358)	3,770	—	3,089
Cash and cash equivalents at beginning of period	866	5,627	4,734	—	11,227

Cash and cash equivalents at end of period	$543	$5,269	$8,504	$—	$14,316

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

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2004	$—	$1,405
Facility consolidation costs	572	572
Facility consolidation payments	—	(572)
Employee severance and outplacement payments	—	(1,048)

Balance June 30, 2005	$572	$357

2005 Reorganization and Cost Reduction Plan
     In 2005 the Company is implementing a plan to reorganize and reduce costs in its U.S. location, with 13 positions to be eliminated. The following table presents the restructure costs and payments for the period.

		Accrued
	Restructure	Restructure
	Expense	Liability
Balance December 31, 2004	$—	$—
Employee severance and outplacement	666	666
Employee severance and outplacement payments	—	(60)

Balance June 30, 2005	$666	$606

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
     Changes in the Company’s accrual for warranty during the period are as follows:

2005
Balance December 31, 2004	$564
Settlements made during the period	(179)
Provision for warranty liability on sales	205
Adjustments in estimates for pre-existing warranties	(60)

Balance June 30, 2005	$530

9. Retirement Plans
     Components of net periodic benefit cost for the three months ended June 30, 2005 are as follows:

	U.S. Plans		Foreign Plans
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$354	$308	$54	$83
Interest cost	950	1,092	220	215
Expected return on plan assets	(1,100)	(1,150)	(200)	(204)
Amortization of prior service cost	20	23	—	—
Amortization of transitional asset	—	—	2	3
Recognized actuarial (gain) or loss	—	—	70	114
Expected contributions from employees	—	—	(16)	(15)

Net periodic benefit cost	$224	$273	$130	$196

     Components of net periodic benefit cost for the six months ended June 30, 2005 are as follows:

	U.S. Plans		Foreign Plans
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$708	$689	$180	$147
Interest cost	1,900	1,935	405	379
Expected return on plan assets	(2,200)	(2,150)	(350)	(359)
Amortization of prior service cost	40	43	—	(1)
Amortization of transitional asset	—	—	6	6
Recognized actuarial (gain) or loss	—	—	177	201
Expected contributions from employees	—	—	(28)	(26)

Net periodic benefit cost	$448	$517	$390	$347

     Through June 2005, the Company made contributions of $229 to its U.S. defined benefit plan.
10. Income Taxes
     The effective tax rate differs from the statutory rate because the Company generates profits in foreign jurisdictions with lower statutory tax rates than the United States for which the Company is providing tax provision. Also, the Company has provided a full valuation allowance against the net operating loss carryforward generated by taxable losses in the U.S.
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
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
The table below shows the principal line items from our consolidated income statements for the three months ending June 30.

	Three Months Ended
	June 30,		Increase/(decrease)
	2005	2004	from prior year
	(In thousands)		Amount	%
Net sales	$51,823	$44,774	$7,049	15.7%
Cost of sales	30,231	25,001	5,230	20.9%

Gross margin	21,592	19,773	1,819	9.2%
	41.7%	44.2%
Research and development expenses	2,631	2,857	(226)	-7.9%
Selling and marketing expenses	3,353	2,840	513	18.1%
General and administrative expenses	5,087	6,047	(960)	-15.9%

Total operating expenses	11,071	11,744	(673)	-5.7%
Impairment of assets held for sale	—	850	(850)	-100.0%
Restructuring expenses	1,111	16	1,095	6843.8%

Operating income	9,410	7,163	2,247	31.4%
Interest income	32	15	17	113.3%
Interest expense	(9,679)	(8,188)	(1,491)	18.2%
Loss on extinguishment of debt	—	(2,256)	2,256	-100.0%

Income before income taxes	(237)	(3,266)	3,029	-92.7%
Income tax	427	276	151	54.7%

Net loss	$(664)	$(3,542)	$2,878	-81.3%

EBITDA	$11,664	$9,310	$2,354	25.3%

     EBITDA is defined as earnings before interest, taxes, loss on extinguishment of debt, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

	Three Months Ended
	June 30		Increase/(decrease)
($000s)	2005	2004	from prior year
Net loss	$(664)	$(3,542)	$2,878	-81.3%
Depreciation and amortization	2,254	2,147	107	5.0%
Interest expense, net	9,647	8,173	1,474	18.0%
Loss on extinguishment of debt	—	2,256	(2,256)	-100.0%
Income tax expense	427	276	151	54.7%

EBITDA	$11,664	$9,310	$2,354	25.3%

     Sales increased $7.0 million or 16% in the second quarter of 2005 compared to the second quarter of 2004. The increase in sales is due to increased sales of the Sisonic silicon microphone, transducers and electromechanical components.
     Cost of sales as a percent of sales increased by 2.5 percentage points in the second quarter of 2005 compared to the same period the prior year. The increase in costs in percentage terms is primarily associated with higher sales of the lower margin Sisonic products and unfavorable mix of products sold.
     Research and development expenses in the second quarter of 2005 were 8% lower than in the same period in the prior year, primarily due to the timing of projects associated with Sisonic. Sales and marketing expenses increased 18% primarily due to the cost of supporting the increased volume. General and administrative expenses decreased by 16% due to lower depreciation and information system support costs. Total operating expenses decreased by $0.7 million, or 5.7%.
     Restructuring expenses of $1.1 million were recorded in the second quarter, primarily related to severance associated with a 2005 reorganization plan to better reflect the management structure required after the transfer of activities to our China and Malaysia facilities. The prior year period included a $0.9 million charge related to the impairment in value of the Elgin, Illinois production facility, which is held for sale.
     Operating income in the second quarter of 2005 increased by $2.2 million or 31.4% from the second quarter of 2004 due to improved sales and the lower operating expenses partially offset by increased restructuring expenses.
     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense increased by $1.5 million in the second quarter of 2005 compared to the second quarter of 2004 due to higher debt levels in the current year and increasing interest rates. The second quarter of last year included a $2.3 million loss on extinguishment of debt associated with the company’s replacement of its C Facility with the D Facility, which provided increased credit at more favorable interest rates.
     Income tax was $0.4 million of expense in the second quarter of 2005 compared to $0.3 million in the second quarter of 2004. We are providing tax consistent with the expected taxes in foreign locations.
     We reported a net loss of $0.7 million for the second quarter of 2005 compared to net loss of $3.5 million in the same period the prior year, an improvement of $2.8 million primarily due to the favorable operating income in the current year and the loss on extinguishment of debt in the prior year, partly offset by the higher interest expense.
     The key measurement used by management to gauge the profitability of the business is EBITDA, which increased by $2.4 million or 25% in the second quarter of 2005 to $11.7 million compared to $9.3 million in the second quarter of 2004. The increase in EBITDA is due to the improved sales partially offset by the increase in restructuring expense.

Six Months Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
     The table below shows the principal line items from our consolidated income statements for the six months ending June 30.

	Six Months Ended
	June 30,		Increase/(decrease)
	2005	2004	from prior year
	(In thousands)		Amount	%
Net sales	$100,322	$90,102	$10,220	11.3%
Cost of sales	58,088	49,045	9,043	18.4%

Gross margin	42,234	41,057	1,177	2.9%
	42.1%	45.6%
Research and development expenses	5,721	5,579	142	2.5%
Selling and marketing expenses	6,227	5,330	897	16.8%
General and administrative expenses	9,837	11,386	(1,549)	-13.6%

Total operating expenses	21,785	22,295	(510)	-2.3%
Impairment of assets held for sale	—	850	(850)	-100.0%
Restructuring expenses	1,238	(70)	1,308	-1868.6%

Operating income	19,211	17,982	1,229	6.8%
Interest income	56	31	25	80.6%
Interest expense	(18,555)	(16,804)	(1,751)	10.4%
Loss on extinguishment of debt	—	(2,256)	2,256	-100.0%

Income before income taxes	712	(1,047)	1,759	-168.0%
Income tax	1,138	1,218	(80)	-6.6%

Net loss	$(426)	$(2,265)	$1,839	-81.2%

EBITDA	$23,772	$22,040	$1,732	7.9%
     EBITDA is defined as earnings before interest, taxes, loss on extinguishment of debt, depreciation and amortization and is presented solely as a supplemental disclosure because we believe that it is a widely used measure of operating performance and because of debt covenants based on a defined EBITDA.

	Six Months Ended
	June 30		Increase/(decrease)
($000s)	2005	2004	from prior year
Net loss	$(426)	$(2,265)	$1,839	-81.2%
Depreciation and amortization	4,561	4,058	503	12.4%
Interest expense, net	18,499	16,773	1,726	10.3%
Loss on extinguishment of debt	—	2,256	(2,256)	-100.0%
Income tax expense	1,138	1,218	(80)	-6.6%

EBITDA	$23,772	$22,040	$1,732	7.9%

     Sales increased $10.2 million or 11% in the first six months of 2005 compared to the first six months of 2004. The increase in sales is due to increased sales of the Sisonic silicon microphone, transducers and electromechanical components.
     Cost of sales as a percent of sales increased by 3.5 percentage points in the first six months of 2005 compared to the same period the prior year. The increase in costs in percentage terms is primarily associated with higher sales of the lower margin Sisonic products and unfavorable mix of products sold.
     Research and development expenses in the first six months of 2005 increased 2.5% compared to the same period in the prior year, reflecting increased spending for new products. Sales and marketing expenses increased 17% primarily due to the cost of supporting the increased volume. General and administrative expenses decreased by 14% due to lower depreciation and information system support costs. Total operating expenses decreased by $0.5 million, or 2.3%.
     Restructuring expenses of $1.2 million were recorded in the first six months of 2005, primarily related to severance associated with a 2005 reorganization plan to better reflect the management structure required after the transfer of activities to our China and Malaysia facilities. The prior year period included a $0.9 million charge related to the impairment in value of the Elgin, Illinois production facility, which is held for sale.
     Operating income in the first six months of 2005 increased by $1.2 million or 6.8% from the first six months of 2004 due to improved sales and the lower operating expenses, partially offset by increased restructuring expenses.
     In connection with our June 1999 recapitalization, we currently have significant senior debt and senior subordinated debt. Net interest expense increased by $1.8 million in the first six months of 2005 compared to the first six months of 2004 primarily due to higher debt levels in the current year. The prior year period included a $2.3 million loss on extinguishment of debt associated with the company’s replacement of its C Facility with the D Facility, which provided increased credit at more favorable interest rates.
     Income tax was $1.1 million of expense in the first six months of 2005 compared to $1.2 million in the first six months of 2004. We are providing tax consistent with the expected taxes in foreign locations.
     We reported a net loss of net income of $0.4 million for the first six months of 2005 compared to a net loss of $2.3 million in the same period the prior year, an increase of $1.9 million primarily due to the higher sales and lower operating expenses, only partially offset by the increased restructuring expenses.
     The key measurement used by management to gauge the profitability of the business is EBITDA, which increased by $1.7 million or 7.9% in the first six months of 2005 to $23.8 million compared to $22.0 million in the first six months of 2004. The increase in EBITDA is primarily due to the increase in operating income partly offset by the increase in restructuring expense.
Liquidity and Capital Resources
     We have historically used available funds for capital expenditures and working capital management. These funds have been obtained from operating activities and from lines of credit. We also will have substantial interest expense of approximately $36 to $39 million each year.
     We are a holding company. Our subsidiaries conduct substantially all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depends substantially upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of loans, dividends or otherwise.
     In association with its recapitalization on June 30, 1999 the Company borrowed $200 million under a Credit Agreement in two facilities, an A Facility of $50 million and a B Facility of $150 million. On June 30, 1999, the Company also borrowed $153.2 million under a senior subordinated note agreement. The Company borrowed an additional $10 million in Senior Subordinated Debt in August 2002, as required under the Amendment and Waiver to the Credit Agreement dated May 10, 2002. In the first quarter of 2003, the Company repaid $7.7 million of principal on the B Facility as required under the Excess Cash provision of the Credit Agreement. On March 25, 2003, the Company entered into the Fifth Amendment of the Credit Agreement. The Fifth Amendment refinanced $31.7 million of the Credit Agreement, replacing the balance of the original A Facility with a C Facility and revising certain terms and conditions of the Credit Agreement. In May 2003 the Company obtained Amendment Number Six and Waiver that approved the sale of Synchro-Start and Ruwido under certain conditions. The Company completed the sale of the Synchro-Start division May 30, 2003 and prepaid $42 million of B Facility loans. An additional prepayment of $2.3 million related to the Synchro-Start sale was made in November 2003. The Company completed the sale of Ruwido in July 2003 and prepaid $1 million of the B Facility loans in July 2003.
     On April 14, 2004 the Company obtained a Seventh Amendment to its Credit Agreement, which replaced the $36 million C Facility with a $48 million D Facility at reduced interest rates and more favorable terms. The D Facility loans bear interest at the Company’s option of a LIBOR rate plus 7.25% or the U.S. prime rate plus 6.25%. On the date of the refinancing, the applicable rate of the D Facility was 8.35% compared to the rate of 18.5% in the C Facility loan. The Company paid a related prepayment penalty of $1.1 million to the C Facility debtholders.
     In January, 2005 the Company borrowed $9.0 million of unsecured indebtedness under the Xerion Credit Agreement dated as of December 20, 2004.
     On March 10, 2005 the Company obtained an Eighth Amendment to its Credit Agreement. The Eighth Amendment, among other things, allows the Company to incur an additional $10 million of unsecured indebtedness for each period beginning December 30, 2004 through maturity of the loans, the maximum allowable leverage ratio applicable to the Company under the Credit Agreement’s leverage ratio covenant. The Company borrowed an additional $10 million of unsecured indebtedness under the Xerion Credit Agreement in March, 2005.
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
     For purposes of calculating the required ratios, under the amended terms of the Credit Agreement, EBITDA excludes up to $7.5 million in cash charges related to the nonrecurring costs of restructuring overhead in the three year period 2003 through 2005. These restructuring costs were related to the Company’s closure of its Elgin facility and other activities to reduce overhead costs. To date, cash charges in excess of $7.5 million have been incurred relating to this restructuring.
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

     The Credit Agreement as amended provides total credit of $152.1 million, including a $15 million in Revolving Credit facility that had an outstanding balance of $5.0 million as of June 30, 2005. The following table summarizes the Company’s actual credit amounts outstanding as of June 30, 2005:
Total Credit Outstanding as of June 30, 2005
$ millions

Revolving Credit Facility	$5.0
B Facility	89.1
D Facility	48.0

Total credit agreement	142.1
Xerion Credit Agreement due June 29, 2007	19.0
13 1/8% Senior Subordinated Notes due 2009	151.3
10% Senior Subordinated Notes due 2009	10.0

Total Credit Outstanding as of June 30, 2005	$322.4

Classified as follows —
Short Term Debt	$5.0
Notes Payable	$317.4
     Interest rates on the Revolving Credit Facility are 4 percentage points above the London Inter Bank Offered Rate (LIBOR). Interest on the B Facility bears interest (at the Company’s option) at either: 1.) LIBOR plus 5.0% or 2.)U.S. Prime Rate plus 4.0%. The D Facility bears interest, at the Company’s option at either 1.) LIBOR plus 7.25% or 2.) Prime Rate plus 6.25%. The Xerion Credit Agreement bears interest at the rate of LIBOR plus 7.75%. (See Note 5 — Notes Payable).
     The principal on the Revolving Credit Facility and the B Facility is due in four principal payments from September 30, 2006 to June 29, 2007. The D Facility is payable in full on June 29, 2007. The Xerion Credit Agreement is due on June 29, 2007.
     The table below summarizes the principal line items from our Statement of Cash Flows for the period ending June 30, 2005 compared to the period ending June 30, 2004.

	Six months ending June 30,
$ millions	2005	2004
Net cash provided by (used in) operating activities	$(11.2)	$2.1
Net cash used in investing activities	$(5.5)	$(8.5)
Debt proceeds — long term	19.0	48.0
Debt payments — long term	(0.5)	(35.7)
Debt payment — short term, net	(4.0)	—
Costs associated with debt	(0.9)	(1.6)
Premium on early retirement of debt	—	(1.1)
Repurchase of common stock	(0.2)	(0.2)

Net cash provided by financing activities	$13.5	$9.5
Effect of exchange rates	(0.1)	—

Net change in cash and cash equivalents	$(3.2)	$3.1

     Net cash provided by (used in) operating activities from operating activities was a use of cash of $11.2 million in the first six months of 2005 compared to a source of cash of $2.1 million from operating activities in the first six months 2004. Operating activities were a use of cash in the current year primarily because of an increase in accounts receivable and a decrease in accounts payable during the six months ending June 30, 2005. The increase in accounts receivable in the current year of $7.3 million was due to the increase in sales and the timing of sales within the period. The decrease of $7.1 million in accounts payable in the current year compared to an increase of $3.1 million in the first six months of the prior year, primarily due an unusually high payables balance as of December 31, 2004 due to high level of inventory purchases and investments in plant, property and equipment in the fourth quarter of 2004. Accrued liabilities for compensation and benefits was a use of cash of $5.1 million in the current year and $1.9 million in the prior year primarily due to the timing of annual incentive compensation programs and payout of the terminated deferred compensation program.
     Net cash used in investing activities were $5.5 million in the first six months of 2005 compared to $8.5 million in the first six months in the prior year, with spending in both years primarily related to increasing the capacity of the Silicon microphone production and new product introductions. 2005 includes receipt of the last $0.5 million the Company was owed from escrow related to the 2003 sale of Synchro-Start Products.
     Net cash from financing activities was $13.5 million in the first six months of 2005. Borrowing under the Xerion Credit Agreement was $19 million in the first quarter. Short-term debt repayments netted to $4 million as the Revolving Credit Facility’s balance of $9.0 million was repaid early in the year, with $5.0 million of subsequent borrowing to fund normal working capital requirements. In the prior year period, cash provided from financing was $9.5 million, primarily due to the $48 million in proceeds from the D Facility partially offset by the $35.7 million in payment of the C Facility.
     The change in net cash in the first six months of 2005 was a decrease in cash of $3.2 million, as cash used in operating activities of $11.2 and cash used in investing activities of $5.5 million was partially offset by $13.5 million in additional cash from financing activities. In the prior year period cash increased by $3.1 million as the $2.1 million provided by operating activities and $9.5 million from financing was partially offset by the $8.5 million in purchases of plant, property and equipment.
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

Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to foreign currency exchange rate risks. Our revenues are primarily denominated in the U.S. dollar. During the first six months 2005, approximately 93% of our revenue was denominated in U.S. dollars, approximately 5% was denominated in Japanese Yen and the balance denominated in other foreign currencies. None of the revenue that is earned in foreign currencies is hedged. Some of our expenses are denominated in the local currencies of the United Kingdom, China, Japan, Malaysia and Taiwan, none of which are hedged. A number of the currencies in which our expenses are denominated are closely tied to the U.S. Dollar. China had a managed floating exchange rate since 1994 and the exchange rate to the U.S. Dollar has been effectively fixed since 1996. In July 2005 the Chinese government announced a policy of maintaining the value of the Renminbi against a basket of currencies, and allowed the currency to increase in value against the U.S. Dollar by approximately 2%. Malaysia had practiced a fixed exchange rate regime from 1998 until July 2005, and the exchange rate to the U.S. Dollar has been effectively fixed since then. In July, 2005 the Malaysia Ringgit was revalued a similar amount to the Chinese Renminbi. The Company estimates that in addition to the revaluation of net assets, the increase in the value of these currencies increases ongoing costs by approximately $0.9 million per year. Any additional revaluation of these currencies will increase ongoing operating costs.
     We do not invest in speculative or derivative financial instruments. We have significant amounts of debt that are subject to interest rate fluctuation risk. The amounts outstanding under the term loans of the Credit Agreement have variable interest rates and, therefore, adjust to market conditions. An increase or a decrease of 1 percentage point in the interest rate of the loans under the Credit Agreement would change our annual interest expense by $1.37 million. We have $151 million outstanding in 13 1/8% notes due in 2009. The estimated fair value of the notes as of June 30, 2005 is 101% of their face value or $155 million based on current market prices. The fair value of the B Facility loan, D Facility loan, Xerion Credit Agreement and 10% Notes are estimated to be $89, $48, $19 million and $10 million respectively.
Item 4. Controls and Procedures
     As of the end of the period covered by this report, June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

KNOWLES ELECTRONICS HOLDINGS, INC.
By /s/ JAMES H. MOYLE
James H. Moyle,
Executive Vice President & CFO, (As duly authorized officer and as the principal financial and accounting officer)
Date: August 12, 2005